Form 10QSB
period 1996-03-31
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1996-05-14
CIK 924921

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ..... to .....

                 Commission file number 0-25406

                     TECHNICAL CHEMICALS AND PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)

FLORIDA                                                     65-0308922
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                              Identification No.)

3341 S.W. 15TH STREET, POMPANO BEACH, FLORIDA                  33069
(Address of principal executive officer)                     (Zip code)

         Issuer's telephone number, including area code: (954) 979-0400
                                                         --------------

                 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days.         YES  X   NO
                                                        ---     ---

                 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:




                 CLASS                                     OUTSTANDING AS OF APRIL 30, 1996
                 -----                                     --------------------------------
        Common Stock $.001 par value                                9,717,880
        Preferred Stock $.001 par value                                 0
Transitional Small Business Disclosure Format (check one):

YES     NO  X
   ---     ---

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.


                  TECHNICAL CHEMICALS AND PRODUCTS, INC. AND
               SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March  31       December 31
                                                                                     1996              1995
                                                                                     ----              ----

ASSETS                                                                            (unaudited)       (audited)
Current assets:
   Cash and cash equivalents                                                      $   374,774      $   666,486
   Accounts receivable, net of allowance
   for doubtful accounts of $18,165 at
   March 31, 1996 and December 31, 1995                                             1,206,325          939,263
   Investments available for sale                                                     483,670        1,110,932
   Inventory                                                                          995,618          548,555
   Prepaid expenses and deposits                                                      267,075          207,996
                                                                                   ----------      -----------
Total current assets                                                                3,327,462        3,473,232

Property & equipment, net of accumulated
 amortization of $205,244 and $123,046                                              2,118,467        1,925,789
Patents and Trademarks, net of accumulated
 amortization $384,400 and $120,244                                                14,535,273       14,878,507
Goodwill, net of accumulated amortization
 of $23,766 and $6,221                                                              2,171,929        2,195,695
Other assets                                                                          373,988          136,521
                                                                                   ----------      -----------
Total assets                                                                      $22,527,119      $22,609,744
                                                                                  ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $ 1,843,519      $ 1,002,582
   Accrued expenses                                                                   258,527          185,420
   Notes payable                                                                    5,125,000        5,188,888
   Notes payable to related parties                                                    79,366           75,336
                                                                                   ----------      -----------
Total current liabilities                                                           7,306,412        6,452,226
                                                                                   ----------      -----------

Other                                                                                 (13,779)           3,971

Stockholders' equity:
   Common stock, $.001 par value, 25,000,000
   shares authorized; 8,117,880 shares issued
   and outstanding at March 31, 1996 and
   December 31, 1995                                                                    8,118            8,118
   Additional paid-in capital                                                      17,583,104       17,583,104
  (Accumulated deficit)                                                            (2,356,736)      (1,437,675)
                                                                                  ------------     -----------
Total shareholders' equity                                                         15,234,486       16,153,547
                                                                                  -----------      -----------
Total liabilities & shareholders' equity                                          $22,527,119      $22,609,744
                                                                                  ===========      ===========

NOTE: The Balance Sheet at 12/31/95 has been derived from the audited financial statements at that date.

See accompanying notes

                  TECHNICAL CHEMICALS AND PRODUCTS, INC. AND
                  SUBSIDIARY CONDENSED STATEMENTS OF INCOME

                                                                    Three Months
                                                                   Ended March 31
                                                                   --------------
                                                                1996            1995
                                                                --------------------
                                                             (unaudited)     (unaudited)
Revenue:
 Sales                                                      $1,831,307       $  736,531
 Returns and allowances                                        (66,261)        (151,346)
                                                            ----------       ----------
 Net sales                                                   1,765,046          585,185
 Cost of sales                                                 963,039          255,371
                                                            ----------        ---------
 Gross profit                                                  802,007          329,814

Operating expenses:
 Selling, general and administrative                           796,474          212,834
 Research & Development                                        839,455           78,000
                                                            ----------       ----------
 Income (loss) from operations                                (833,922)          38,980

Other Income (expense):
 Interest income                                                45,201           39,710
 Interest expense                                             (130,340)          (7,927)

Income (loss) before income taxes
 and extraordinary item                                       (919,061)          70,763
Income tax benefit (provision)                                 330,862          (26,890)
                                                            ----------       ----------
Income before extraordinary item                              (588,199)          43,873
                                                            ----------       ----------

Extraordinary loss on early extinguishment
 of debt (net of income tax benefit of $23,161)                      0          (37,789)
                                                            ----------       ----------
Net income                                                  $ (588,199)      $    6,084
                                                            ==========       ==========

Income (loss) before extraordinary loss per share                 (.07)             .01
                                                            ----------       ----------
Extraordinary (loss) per share                                  --                 (.01)
                                                            ==========       ==========
Net income (loss) per share                                       (.07)             .00


Weighted average number of common shares outstanding         8,117,880 (1)    6,225,995 (1)
                                                            ==========       ==========


(1) See accompanying notes

             TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended
                                                                      March 31
                                                                      --------
                                                                1996           1995
                                                                -------------------
                                                             (unaudited)    (unaudited)
OPERATING ACTIVITIES:
  Net (loss) income                                        $  (588,199)   $     6,084
   Adjustments to reconcile net (loss) income
   to net cash used by operating activities:
     Depreciation and amortization                             363,899          4,022
  Changes in operating assets and liabilities:
     Accounts receivable                                      (267,062)      (240,319)
     Inventory                                                (447,063)       (31,300)
     Accounts payable                                          840,937       (280,874)
     Accrued expenses                                           73,107         (1,356)
     Prepaid expenses                                          (59,079)             0
     Credit for income taxes                                  (330,862)         3,729
                                                           -----------    -----------
Net cash used by operating activities                         (414,322)      (540,014)

INVESTING ACTIVITIES:
  Purchase of property & equipment                            (189,577)       (16,565)
  Increase in other assets                                    (237,467)       106,448
  Sale (purchase) of marketable securities                     627,262     (2,095,396)
                                                           -----------    -----------
Net cash provided (used) by investing activities               200,218     (2,005,513)

FINANCING ACTIVITIES:
  Other                                                        (17,750)             0
  Net proceeds from issuance of common stock                         0      3,834,126
  Payment on notes payable                                     (63,888)             0
  Payments on notes payable to shareholders                          0       (265,000)
  Notes Payable to related parties                               4,030              0
  Shareholder distributions                                          0       (267,958)
                                                           -----------    -----------
  Net cash (used) provided by financing activities             (77,608)     3,301,168
                                                           -----------    -----------
  Net (decreases) increase in cash                            (291,712)       755,641
  Cash and cash equivalents at beginning of period             666,486        219,179
                                                           -----------    -----------
  Cash and cash equivalents at end of period               $   374,774    $   974,820
                                                           ===========    ===========


See accompanying notes

             TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (INFORMATION PERTAINING TO MARCH 31, 1996 IS UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements (the "Financial Statements") of Technical Chemicals and Products, Inc. and
Subsidiary (the "Company") are unaudited, and in the opinion of management, include all normal and recurring adjustments which are necessary for a fair presentation. Accordingly, the Financial Statements should be read in conjunction with more complete disclosures contained in the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

RECLASSIFICATIONS

         Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

SHARES OUTSTANDING

         The weighted average number of common shares outstanding reflects the Company's 2 for 1 stock split on July 31, 1995.

INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

INVENTORIES

         Inventories, consisting of raw materials and finished goods, are valued at the lower of cost (computed on the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs are charged to operations as incurred. Significant renewals and betterment's are capitalized and depreciated over their estimated useful lives.

SUBSEQUENT EVENTS

         On April 30, 1996, the Company sold an aggregate of 1,585,000 shares of Common Stock and received net proceeds of approximately $21,927,000 pursuant to a public offering ("Public Offering") in which Deutsche Morgan Grenfell/C. J. Lawrence Inc. acted as representative of the underwriting syndicate.

        This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe-harbor created by such sections. The Company's actual results may differ significantly from the results discussed in such forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and at other point-of-care locations. The Company's medical diagnostic products employ its patented and proprietary membrane-based technology. The Company distributes its proprietary brand named products and has private label arrangements with drug, discount and supermarket chains in North America. The Company intends to expand direct distribution of its diagnostic products with the launching of its HealthCheck(R) line of products. In addition to its diagnostic products business, the Company, through its recently acquired Pharmetrix Division, is involved in the research, development and commercialization of transdermal and mucosal drug delivery
systems and skin permeation enhancers.   The Company is also a manufacturer of
high purity specialty biochemicals. The Company currently owns 16 U.S. patents and 28 foreign patents, and has seven pending U.S. patent applications and 38 pending foreign patent applications.

         In order to support anticipated growth and new product development, the Company expects to incur significantly increased operating expenses and capital expenditures in the future and, as such, the Company believes that its results of operations in prior periods may not be indicative of results in future periods. The Company expects to incur significant expenses in 1996 primarily as a result of: (i) the increased research and development associated with its non-invasive transdermal glucose monitoring system (the "TD Glucose System") and various transdermal and mucosal drug delivery products and skin permeation enhancers; (ii) the expansion of direct distribution of medical diagnostic products; (iii) the introduction of the Company's cholesterol monitoring system which can be used by physicians, laboratories and patients at home (the "One Step CholestoCheck System"); and (iv) the hiring of additional personnel and other costs associated with expansion of the Company's manufacturing facilities. Additionally, the Company anticipates significant expenditures in 1996 as a result of the purchase of production equipment.

         For a complete description of the Company's products and business, see
Part 1, Item 1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

RESULTS OF OPERATIONS

           The Pharmetrix Division was acquired in November 1995 and began producing revenues in January 1996. Accordingly, the results of operations for the first quarter of 1995 do not reflect the operations of the Pharmetrix Division and impact the comparison of the three months ended March 1996 and 1995.

Comparisons of the Three Months ended March 1996 and 1995.

         Net sales for the first quarter of 1996 increased 201.6% to $1,765,046 from $585,185 during the comparable period in 1995. The increase resulted principally from increased sales of private label pregnancy-related diagnostic products in the United States, increased foreign sales of diagnostic products and development fees paid by Taiho Pharmaceutical Co., Ltd in connection with the development of a urinary incontinence transdermal drug delivery product by the Company's Pharmetrix Division.

         Gross profit as a percentage of net sales decreased to 45.4% in the first quarter of 1996 compared to 56.4% in the first quarter of 1995 due to changes in product mix and the introduction of packaging operations for the HealthCheck(R) line of products.

         The increase in selling, general and administrative expenses was attributable to the acquisition of the Pharmetrix Division, the hiring of additional laboratory, administrative and manufacturing personnel to support the higher level of current sales and the build-up for future sales.

         The increase in research and development expense was primarily the result of costs related to the operation of the Company's Pharmetrix Division.

         The increase in interest expense was primarily the result of the issuance of a promissory note in the principal amount of $2,000,000 (the "Note") and a convertible promissory note in the principal amount of $3,000,000 (the "Convertible Note") to Flora, Inc. ("Flora") in connection with the acquisition of the Company's Pharmetrix Division.

        The Company's net income decreased primarily as a result of costs associated with the integration of the Pharmetrix Division, selling, general and administrative expenses incurred in connection with the Company's expansion of its facilities, research and development expenses related to the Pharmetrix Division, and certain non-recurring legal and accounting expenses.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $374,774 on March 31, 1996, a decrease of $291,712 from $666,486 on December 31, 1995. The decrease in cash for operating activities was primarily the result of the expansion activities described above. On April 30, 1996, the Company sold an aggregate of 1,585,000 shares of Common Stock and received net proceeds of approximately $21,927,000 pursuant to a Public Offering in which Deutsche Morgan Grenfell/C. J. Lawrence Inc. acted as representative of the underwriting syndicate. As a result of the completion of the Public Offering, cash and cash equivalents increased to $22,670,093 as of April 30, 1996.

         Upon completion of the Public Offering, the Company repaid the Note and delivered a prepayment notice with respect to the entire principal amount of $3,000,000 due under the Convertible Note, the terms of which give Flora 180 days to accept prepayment or convert the Convertible Note into shares of the Company's Common Stock. The Company intends to use the remaining net proceeds from the Public Offering to repay the Convertible Note, purchase production equipment, develop and manufacture the TD Glucose System, engage in research and development relating to transdermal drug delivery, conduct clinical trials and for working capital and other general corporate purposes.

         The Company believes that its existing cash balances, plus the net proceeds from its Public Offering, as described above, will be sufficient to fund the Company's cash requirements. This estimate is based on certain assumptions, including assumptions concerning reasonable growth and revenues, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. The Company's future working capital and capital expenditure requirements may vary materially from those now planned depending on numerous factors, including additional manufacturing scale-up for the Company's current and future products, possible future acquisitions, the focus and direction of the Company's research and development programs, competitive and technological advances, future relationships with corporate partners, the FDA regulatory process and the Company's marketing and distribution strategy. If the Company's growth exceeds its plans, additional working capital will be needed.

PART II.         OTHER INFORMATION


ITEM 2.          CHANGES IN SECURITIES.

         In January 1996, the Company's Board of Directors recommended for approval the adoption of amended and restated Articles of Incorporation (the "Articles of Incorporation") and approved the adoption of Amended and Restated Bylaws (the "Bylaws") which include certain anti-takeover provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. In February 1996, the then majority shareholder approved the Articles of Incorporation, effective on March 14, 1996. These provisions (the "Anti-Takeover Provisions") include a staggered Board of Directors, certain super majority voting requirements with respect to removal of directors and amendments to the Articles of Incorporation and Bylaws, requirements concerning the filling of board vacancies, adoption of Florida's Control Share Acquisition Act, elimination of shareholder action by written consent, increase in the number of authorized shares of Common Stock from 25,000,000 to 100,000,000, creation of a class of "blank check" preferred stock and an increase in the percentage of shareholder votes required to call a special meeting of shareholders.

         The Company's Board of Directors and the then majority shareholder also approved the adoption of a Shareholder Protection Rights Agreement pursuant to which preferred stock purchase rights will be distributed to holders of Common Stock. These provisions and agreements are intended to encourage a person interested in acquiring the Company to negotiate with, and to obtain the approval of, the Board of Directors in connection with such a transaction. However, certain of these provisions and agreements may discourage a future acquisition of the Company, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         See response to "Item 2 - Changes in Securities."

ITEM 5.          OTHER INFORMATION.

         On April 30, 1996, the Company sold an aggregate 1,585,000 shares (after exercise of an over-allotment option) of Common Stock and received net proceeds of approximately $21,927,000 pursuant to a Public Offering in which Deutsche Morgan Grenfell/C.J. Lawrence, Inc. acted as representative of the underwriting syndicate. For a description of the intended use of the proceeds of the Public Offering, see "Part 1 - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In April 1996, Stuart R. Streger, C.P.A. was appointed as a Vice President and as Chief Financial Officer of the Company, and Robert G. Pitts, J.D, Ph.D., was appointed Vice President, Business Development of the Company. In May 1996, Elias Amador, M.D., Ph.D. and Kathryn Harrigan, MBA, Ph.D. became members of the Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

   EXHIBIT
   NUMBER                                                EXHIBIT DESCRIPTION
   ------                                                -------------------
         2.  *         Asset Purchase Agreement among  Pharma Patch Public Limited Company,  PP Holdings, Inc.
                       and the Company
         3.1 **        Articles of Incorporation of the Company, as amended

         3.2 **        By-laws of the Company

         3.3 *****     Amended and Restated Articles of Incorporation of the Company

         3.4 *****     Amended and Restated Bylaws of the Company

         4.1 *****     See Exhibits  3.3  and 3.4  for  provisions of  the Amended  and  Restated Articles  of
                       Incorporation and  the Amended and  Restated Bylaws of the Company  defining the rights of holders of Common Stock of the Company

         4.2 ***       Form of Common Stock Certificate of the Company

        10.1 ******    Employment Agreement  between  Jack L.  Aronowitz and  the Company  dated December  31,
                       1992, as amended
        10.2 *****     Amended and Restated 1992 Incentive Stock Option Plan

        10.3 *****     Cancellation and  Exclusive License Agreement  between Jack Aronowitz  and the  Company dated January 31, 1996
        10.4 *****     Employment Agreement between John Pippert and the Company dated January 31, 1996

        10.5 *****     Employment Agreement between Cleve Laird and the Company dated January 31, 1996

        10.6 **        Lease--Pompano Beach, Florida

      10.6.1 *****     Business Lease Extension--Pompano Beach, Florida

      10.6.2 *****     Main Lease--Menlo Park, California; Sublease--Menlo Park

      10.6.3 *****     Assignment  and Assumption  of Sublease  and Landlord's  Consent Thereto  between Menlo
                       Business Park, Patrician  Associates, Inc., Flora, Inc., Pharma Patch PLC and Technical
                       Chemicals and Products, Inc. dated November 15, 1995

        10.7  **       Health-Mark Diagnostics, Inc. Shareholders Agreement dated March 7, 1994

        10.8 ****      Stock Option Agreement with Cleve Laird dated July 29, 1994

        10.9 **        Letter Agreement with John Faro (for stock options) dated August 12, 1994

       10.10 ******    Warrant Agreement between the Company and Jack L. Aronowitz

       10.11 *****     Supplemental  Agreement by  and  between Pharma  Patch Public  Limited  Company and  PP

                       Holdings, Inc. dated January 16, 1996
       10.12 *****     Stock Option Agreement with John Pippert

       10.13 **        Agreement between Company and Equity Communications dated January 6, 1995

       10.14 *****     Letter Agreement  between the Company  and Redstone Securities, Inc.  dated January 15,
                       1996

       10.15 *****     Letter Agreement between the Company and Ira Weingarten dated January 15, 1996

       10.16 *****     Letter Agreement with Flora, Inc. dated February 5, 1996

       10.17 ******    Employment Agreement between the Company and Martin Gurkin dated January, 1996

       10.18 ******    Stock Option Agreement with Martin Gurkin dated November, 1996

          27           Financial Data Schedule (for SEC use only)



                     * Incorporated  by reference to the exhibit of  the same
                       number in the Company's Form 8-K filed on November 29, 1995.

                    ** Incorporated by  reference to exhibit  of the same
                       number in Registration Statement on Form SB-2 filed on October 28, 1994 (No. 33-85756).

                   *** Incorporated by reference to  the exhibit of  the same number in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1995 filed on March 31, 1996.

                  **** Incorporated  by reference  to  exhibit of  the  same number in Amendment No. 1 to Registration Statement on Form SB-2 filed on January 13, 1995 (No. 33-85756).

                 ***** Incorporated  by  reference   to  exhibit  of  same
                       number   filed  in  the  Company's Registration
                       Statement on Form S-1 on February 12, 1996 (No.
                       333-1272)

                ****** Incorporated by reference  to exhibit of  the same
                       number filed in Amendment No. 2 to the Company's Registration Statement on Form S-1 on March 20, 1996.

(b)      Reports on Form 8-K


In connection with the acquisition of its Pharmetrix Division, the Company filed a Form 8-K/A dated January 23, 1996 with respect to Item 7 of Form 8-K. In connection therewith, the Company filed the following financial statements for Pharma Patch Public Limited Company: (i) Consolidated Balance Sheets as at February 28, 1995 and 1994 (audited) and as at August 31, 1995 (unaudited); (ii) Consolidated Statements of Loss and Deficit for the three years ended February 28, 1995, 1994 and 1993 (audited) and the six-month periods ended August 31, 1995 and 1994 (unaudited); and (iii) Consolidated Statements of Cash Flows for the years ended February 28, 1995, 1994 and 1993 (audited) and the six-month periods ended August 31, 1995 and 1994. In addition, the following unaudited pro forma financial statements were filed for the Company: (i) Condensed Consolidated Balance Sheet at September 30, 1995; (ii) Condensed Consolidated Statement of Operations for the Nine Months ended September 30, 1995; and Condensed Consolidated Statement of Operations for the year ended December 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          TECHNICAL CHEMICALS AND PRODUCTS, INC.




DATE:  MAY 14, 1996       /S/ JACK L. ARONOWITZ
                          -------------------------
                          JACK L. ARONOWITZ
                          PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                          CHAIRMAN OF THE BOARD



                          /S/ STUART R. STREGER
                          -------------------------
                          STUART R. STREGER
                          VICE PRESIDENT AND
                          CHIEF FINANCIAL OFFICER