Form 10KSB/A
period 1995-12-31
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1996-06-11
CIK 924921

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                        FORM 10-KSB/A (AMENDMENT NO. 1)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO ___________

                         COMMISSION FILE NUMBER 0-25406

                     TECHNICAL CHEMICALS AND PRODUCTS, INC.
                 (Name of small business issuer in its charter)

FLORIDA                                                      65-0308922
- -------                                                      ----------
(State or jurisdiction of                                    (I.R.S. Employer
incorporation or organization)                               Identification No.)

3341 S.W. 15TH STREET, POMPANO BEACH, FLORIDA                33069
- ---------------------------------------------                -----
(Address of principal executive offices)                     (Zip Code)

         Issuer's telephone number, including area code: (954) 979-0400

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                             Name of exchange
      Title of each class                                    on which registered
      -------------------                                    -------------------
      None                                                   None

              Securities registered pursuant to 12(g) of the Act:
                         Common Stock, $.001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X   No
                        ---     ---
         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year:  $4,711,994.

         The aggregate market value of Common Stock held by nonaffiliates as of March 26, 1996 was approximately $62,340,000 (based upon the closing sale price of $16.37 per share on the Nasdaq SmallCap Market on March 26, 1996).

         As of March 26, 1996 8,117,880 shares of the Registrant's $.001 par value Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                EXPLANATORY NOTE

         This Report on Form 10-KSB/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Technical Chemicals and Products, Inc. for the fiscal year ended December 31, 1995 to conform it to the requirements of Form 10-KSB.

                                     PART I

ITEM 1.  BUSINESS


         TCPI is principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and at other point-of-care locations. The Company's medical diagnostic products employ its patented and proprietary membrane-based technology. In addition to its ongoing diagnostics business, the Company, through its recently acquired Pharmetrix Division, is involved in the research, development and commercialization of transdermal and mucosal drug delivery systems and skin permeation enhancers. The Company currently owns 16 U.S. patents and 28 foreign patents, and has seven pending U.S. patent applications and 38 pending foreign patent applications. The Company was incorporated in Florida on January 30, 1992.

         TCPI manufactures and markets over 25 membrane-based diagnostic tests in the United States and internationally, 13 of which have received 510(k) approval from the FDA. The Company's products include tests for pregnancy, ovulation timing, cholesterol levels, blood glucose levels, infectious diseases and drugs of abuse. In addition, the Company manufactures over 20 other diagnostic products. Overall, the Company or its founder has developed over 300 FDA approved medical diagnostic products. In 1995, the Company sold approximately six million pregnancy tests, representing approximately 12% of the 49 million tests sold worldwide. Most of these tests were sold through the Company's alliance with Boehringer Mannheim. This alliance also extends to the marketing and distribution of certain of the Company's other products, including its Serum Dilution Reagent (hCG Test) and its OneStep(TM) LH Ovulation Tests. The Company also markets its products under its proprietary brand name, PDQ(TM), and under private label arrangements to drug, discount and supermarket chains such as CVS, Duane Reade, Thrifty Payless, Thrift Drug, Woolworth, Fedco, Long's and Smith's Food & Drug. In addition, pursuant to an agreement recently entered into with Amway Corporation, a retail catalog distributor, the Company's OneStep hCG Pregnancy(R) Midstream Wand, OneStep hCG Pregnancy(R) Test Slide and OneStep(TM) LH Ovulation Test Strip will be featured for sale in Amway Corporation's 1996 personal shoppers' catalogue.

         The Company's most significant products under development include its TD Glucose System, its OneStep(TM) CholestoChek System, certain additional medical diagnostic testing products and several transdermal and mucosal drug delivery systems. See "Business - Non-Invasive Transdermal Glucose Monitoring," "Business - Cholesterol Monitoring," "Business - Other Medical Diagnostic and Related Products" and "Business - Transdermal Drug Delivery Systems."

STRATEGY

         The Company's objective is to build a fully integrated research and development, manufacturing, marketing and distribution organization capable of providing the medical diagnostic and drug delivery markets with products that offer accuracy, efficacy, ease of use and reduced costs. In order to accomplish this objective, the Company has developed the following strategy:

         Provide Accurate, Easy to Use and Cost-Effective Products. The Company has developed and is continuing to develop accurate, easy to use and cost-effective medical diagnostic products that provide disease-specific information to health care providers and patients. In addition, the Company is developing transdermal and mucosal drug delivery products which are intended to offer a high degree of efficacy, convenience and economy. The Company believes that by providing high quality, value-added health care products which offer an improved benefit to cost ratio over existing competitive products its business approach is consistent with current trends to reduce the overall cost of health care.

         Provide a Broad Range of Products. The Company has developed and is continuing to develop a broad range of medical diagnostic and drug delivery products. The Company believes that a diversified product base can increase potential business opportunities, provide a stream of new product introductions over time and reduce the risks associated with reliance on a single product or technology.

         Focus on Large Market Opportunities. The Company concentrates its development efforts on large existing markets in which the Company believes there could be significant demand for its products. Industry estimates of the Company's target markets in 1994 were: glucose monitoring, over $1.5 billion worldwide; cholesterol monitoring, over 1.3 billion tests performed annually worldwide; family planning products, over $0.6 billion worldwide; and transdermal patch products, over $1.5 billion worldwide.

         Enter into Strategic Alliances.   Although the Company intends to
expand direct distribution of certain of its medical diagnostic products, the Company intends to enter into strategic alliances with large international medical diagnostic and pharmaceutical companies for the marketing of many of its medical diagnostic products. Because these companies have significantly greater financial, marketing and other resources than the Company, they are able to market the Company's products through a broad range of distribution channels. The Company's strategy with respect to the development and commercialization of its transdermal, mucosal and, skin permeation products is to enter into strategic alliances with third parties that can, in some cases, fund a portion of product development costs, participate in clinical testing, obtain regulatory approvals and market the product. In an effort to exercise control over the quality of its products and capture a larger portion of the revenues therefrom, the Company will seek to retain manufacturing rights to products developed under such strategic alliances.

         Expand Direct Distribution. To date, the Company's medical diagnostic products have been primarily distributed through strategic alliances. The Company does, however, directly distribute its OneStep hCG Pregnancy(R) Midstream Wand and will soon introduce its OneStep(TM) LH Ovulation Test Strip to over 20 drug, discount and supermarket chains. The Company intends to expand direct distribution of its medical diagnostic products in order to retain a greater percentage of revenues generated from sales of these products. For example, the Company intends to market certain of its over-the- counter medical diagnostic testing devices to drug, discount and supermarket chains under its HealthCheck(R) brand name, utilizing colorful point-of-sale displays that contain both the Company's products and health information journals. See "Business - HealthCheck(R) Home Health Screens - Health Test Center(R)."

NON-INVASIVE TRANSDERMAL GLUCOSE MONITORING

         The Product. The Company is developing a non-invasive transdermal glucose monitoring system, a prototype version of a glucose monitoring system for diabetics which uses disposable transdermal patches and a monitoring reflectance meter to test blood glucose levels. The TD Glucose System is intended to overcome the discomfort and inconvenience associated with available finger stick blood glucose monitoring systems.

         TCPI's TD Glucose System employs proprietary transdermal interstitial fluid ("ISF") sampling technologies developed by the Company. ISF is an extracellular fluid that is prevalent throughout the body, including the skin. Research indicates that ISF glucose levels correlate closely with blood glucose levels. The TD Glucose Patch can be used almost anywhere on the body. After five minutes on the skin surface, a tab is removed from the TD Glucose Patch and the blood glucose measurement is obtained by placing the TD Glucose Meter on the area of the patch where the tab was removed.

         The Company has conducted early stage clinical trials of its TD Glucose System, the results of which correlate with finger stick blood glucose monitoring tests currently on the market, thereby reinforcing the technical feasibility of the Company's product. Subject to completion of production quality TD Glucose Patches, the Company expects to begin full clinical trials of its TD Glucose System during the second half of 1996. Although preliminary discussions with the FDA indicate that this product should be eligible for the expedited 510(k) approval process, there can be no assurance that the FDA will consider the TD Glucose System for 510(k) approval or, if considered, that the TD Glucose System will receive 510(k) approval upon submission of the 510(k) notification application.

         The Company expects that the battery operated TD Glucose Meter will sell on the retail market for approximately $100. The single-use, disposable TD Glucose Patch is designed to be easily handled by the patient with little manipulation during the measurement and sampling process. The TD Glucose Patch will be approximately the size of a 25c. coin and will be packaged in a sterile pouch that can serve as a means for disposal of the used patch. The Company expects to market a box of 50 glucose test patches at a retail price of $40 to $50. These expected sale prices are competitive with conventional blood glucose monitoring systems currently on the market.

         Marketing. Several large international medical diagnostic and pharmaceutical companies have expressed preliminary interest in a possible collaboration in the distribution and marketing of the TD Glucose System. There can be no assurance, however, that a definitive arrangement will be reached with any such companies.

         Blood Glucose Monitoring Market. Diabetes is a chronic, life-threatening disease for which there is no known cure. It is the fourth leading cause of death by disease in the United States. Over 14 million people in the United States (1 in 20) have diabetes and more than 625,000 new cases are diagnosed each year. It is estimated that there are at least 110 million people with diabetes worldwide. Type I (or juvenile) diabetes, the most severe form of the disease, comprises approximately 10% of diabetes cases in the United States and requires daily treatment with insulin to sustain life. Type II (or adult onset) diabetes comprises the other 90% of diabetes cases in the United States and is usually managed by diet and exercise but may require treatment with insulin or other medication.

         According to the American Diabetes Association (the "ADA"), people with Type I diabetes must have daily treatment with insulin to control blood glucose levels. A person's blood glucose level will vary depending upon food intake, insulin availability, exercise, stress and illness. Blood glucose testing several times a day enables people with diabetes to better manage their disease by keeping their blood glucose levels in a narrow range. This may be accomplished through diet, physical activity and insulin dosage. Prior to the availability of self-administered blood glucose monitoring systems, people with diabetes relied on urine glucose testing to monitor their status and make appropriate adjustments to their treatment. Because glucose appears in the urine only after a significant period of elevated blood glucose, urine tests are inadequate for tight control of blood glucose. Patients were also able to obtain an occasional blood glucose test after referral by a health care provider to a clinical laboratory. These tests were ordered infrequently, usually as part of a physician office visit, and results were typically not available for immediate discussion and intervention.

         Beginning in the late 1970's, the availability of finger stick blood glucose monitoring systems that provided fast and accurate blood glucose measurements gave people with diabetes a tool to manage the disease more effectively and to improve the quality of care. Since that time, worldwide sales of self-administered blood glucose monitoring systems have increased dramatically. According to industry sources, the worldwide market for blood glucose monitoring products in 1995 was over $1.5 billion. In the United States, the market for blood glucose monitoring products grew from approximately $570 million in 1991 to approximately $1.1 billion in 1995.

         In July 1993, The New England Journal of Medicine published the results of the Diabetes Control and Complications Trial (the "DCCT"), a major nine-year clinical trial sponsored by the National

Institutes of Health (the "NIH"). Participants in the DCCT were assigned to either intensive or conventional therapy groups. Conventional therapy involved testing four times a day, with at least three injections of insulin and making appropriate modifications to diet and exercise while injecting insulin in accordance with blood glucose levels. Each therapy group contained people with no significant complications as well as people with mild complications. The study demonstrated that maintaining blood glucose levels as close as possible to normal reduces by approximately 60% the risk for development and progression of certain diabetes complications. Although the DCCT included only people with Type I diabetes, the ADA has stated that there is no reason to believe the effects of better control of blood glucose levels would not apply to people with Type II diabetes. The results of the study were so compelling that the study was terminated, earlier than planned, because those conducting the study felt that to continue conventional treatment for the control group would deprive its participants of the benefits of the study's findings. Because the intensive therapy that the DCCT study recommends involves testing at least four times a day, the Company believes that DCCT will increase awareness among people with diabetes of the benefits of frequent testing and will be a key factor in changing diabetes management in the coming decade. Moreover, various publications related to diabetes have recommended testing six to eight times a day. Based on various studies, including a survey by the NIH, the Company believes that people with diabetes, on average, test their blood glucose levels less than once per day. The Company believes that such patient non-compliance is due, in part, to the pain and inconvenience associated with the use of conventional finger stick blood glucose monitoring systems. The TD Glucose System has been designed by the Company to address the need for a convenient, blood-free, pain-free blood glucose monitoring system.

         The Company believes that growth in demand for self-administered blood glucose monitoring products will also be driven by the trend toward greater patient involvement in personal health management. Many chronic conditions may be managed more cost effectively in the home. The Company believes that these benefits are consistent with recent initiatives, particularly in the United States, to control overall health care expenditures. It is estimated that expenditures in the United States for costs associated with diabetes are approximately $132 billion annually. The Company believes that a compelling case can be made that increased expenditures for preventive care, which would include more frequent testing, can lead to reduced expenditures for care relating to complications.

         Existing Self-Administered Blood Glucose Monitoring Systems. At present, blood glucose levels are generally measured by first obtaining a blood sample using the finger stick method. This method requires the user to prick a finger with a lancet, draw a drop of blood and place the blood on a chemically-treated disposable test strip. After a specified amount of time has elapsed, the blood, in most cases, must be blotted or wiped off and then, after an additional amount of time has elapsed, the blood glucose level is read by visually comparing the color of the test strip to that of a color chart.

         An alternative method requires the use of a blood glucose monitoring meter. This system also requires the user to prick a finger, draw a drop of blood and place the blood on a test strip similar to the strip described above. In this case, the test strip is then placed in a meter containing a light source and a digital read-out device. This reflectance meter measures the color of the test strip at two or more wavelengths, thereby determining and displaying the blood glucose level. A variation of the conventional reflectance meter approach uses test strips which, rather than producing a color change, produce a small electric current. The amount of current produced is a function of the blood glucose level.

         With either method, adequate control of blood glucose levels requires a finger stick each time a sample is taken. This is often an unpleasant experience for the user, especially for children. Depending upon the relative dexterity of the user, the meter process generally takes at least two to four minutes. Moreover, the ongoing costs of repeated finger stick testing, including the cost of test strips, lancets, swabs, antiseptics, test solutions and other related materials, are significant to the average user. Another significant problem associated with these invasive finger stick methods is the requirement to safely dispose of lancets and bloody test strips and swabs. Finally, any type of invasive procedure entails some risk of infection.

CHOLESTEROL MONITORING

         The Product. TCPI has developed a point-of-care cholesterol monitoring system which can be used by physicians, laboratories and patients at home. The OneStep(TM) CholestoChek System is comprised of: (i) visual and meter-read OneStep Total Cholesterol(TM) Test Strips used for measuring total cholesterol levels; (ii) visual and meter-read OneStep HDL Cholesterol(TM) Test Strips used for measuring HDL cholesterol; and (iii) the hand-held CholestoChek Meter used for reading the meter-read versions of these test strips with greater accuracy. The OneStep(TM) Cholesterol Test Strips utilize the Company's patented and proprietary membrane-based technology and produce a color reaction in response to total or HDL cholesterol, using a small unmeasured drop of blood.

         The OneStep(TM) CholestoChek System is a point-of-care finger stick cholesterol monitoring system. Typically a blood sample is taken using a small finger lancet and placed on the OneStep Cholesterol(TM) Test Strip. The OneStep Cholesterol(TM) Test Strip then rapidly provides a visually measurable color change in response to either the total or HDL cholesterol present in the blood. With the meter-read versions of the OneStep(TM) Cholesterol Test Strips, the CholestoChek Meter provides a digital readout of the cholesterol level.

         The OneStep(TM) CholestoChek System will offer the following advantages over the leading finger stick cholesterol monitoring system: (i) at 25 microliters, it will require significantly less blood, thereby permitting the use of a smaller lancet which the Company believes makes the test less painful; (ii) it will produce results in less than three minutes, instead of approximately 20 minutes; and (iii) at a wholesale cost of about $2.00 per test, it will be much less expensive. In addition to providing all of these advantages, TCPI's OneStep(TM) CholestoChek System will be as accurate as the leading product.

         The Company's OneStep(TM) CholestoChek System overcomes the disadvantages of laboratory testing by offering the health care provider and patient a quick and easy-to-use method of testing for cholesterol in the physician's office, clinic or other location. The Company's test eliminates the costs and delays associated with utilizing laboratories, including those associated with specimen collection, preservation, transportation, processing and reporting results. In addition, the Company has conducted clinical trials comparing the OneStep(TM) CholestoChek System to conventional laboratory testing. The results demonstrate a reproduceability with a coefficient of variation of less than 5%. This means that tests done on the same blood at different times and/or at different laboratories correlate within 95% of each other. This coefficient is within the range recommended by the NIH, the National Committee on Clinical Laboratory Standards and the College of American Pathologists. The Company views physician offices, clinics, patient bedsides, emergency rooms and other point-of-care sites, as well as the consumer retail market for at-home self-tests, as the primary markets for this product.

         The Company has obtained 510(k) approval from the FDA for the visually read version of its OneStep Total Cholesterol(TM) Test Strip. This test strip has also received a waiver under CLIA. The Company is currently conducting clinical trials of its OneStep HDL Cholesterol(TM) Test Strips and its CholestoChek Meter prior to submitting its 510(k) application for these products. The Company expects to submit a 510(k) application for its OneStep(TM) CholestoChek System during the second half of 1996.

         Marketing. The Company has received a written proposal from a major international medical diagnostic and pharmaceutical company, and has been approached by several other such companies, regarding a possible collaboration in the marketing and distribution of its OneStep(TM) CholestoChek

System. There can be no assurance, however, that a definitive arrangement will be reached with any such companies.

         Cholesterol Monitoring Market. In response to evidence linking high total cholesterol levels to heart disease, the NIH launched the National Cholesterol Education Program (the "NCEP"), a nationwide effort to reduce the prevalence of high blood cholesterol. In 1988, the NCEP issued guidelines for the testing of all adults over 20 years of age for high blood cholesterol, and more extensive lipid monitoring and treatment for those found to be in high risk categories. In 1991, testing guidelines were expanded to include children over the age of two with a family history of high blood cholesterol or coronary heart disease.

         In 1987, an NIH expert panel in a draft statement recommended that the HDL measurement be added to the total cholesterol measurement when evaluating coronary heart disease risk in healthy individuals and that a lipid profile, consisting of total cholesterol, HDL cholesterol and triglycerides, be conducted under certain circumstances, including the diagnosis of individuals who have increased total cholesterol levels, or individuals with desirable total cholesterol levels who have two or more other coronary heart disease risk factors. Three lipid profiles, each to be conducted one week apart, were also recommended prior to initiating drug or dietary therapy in patients with lipid disorders. Following the NCEP and the NIH guidelines, individuals with desirable total cholesterol levels should have their cholesterol tested every five years, individuals with borderline high total cholesterol should have a lipid screening repeated annually and, as noted above, those with high total cholesterol should have at least three lipid profiles conducted to confirm their values and to help their physician decide what therapy, if any, should be instituted. Individuals receiving diet or drug therapy would be expected to be tested at least every three months to track the effectiveness of the therapy. Since the inception of the NCEP, the market for cholesterol and other lipid tests has experienced significant growth, particularly in point-of-care settings.

          Diagnostic testing of blood disorders has traditionally been performed in a centralized clinical laboratory where large numbers of blood samples are processed in batches and test results are seldom returned to physicians in less than 24 hours. Physicians, patients and reimbursement policies of third party payors have created demand for bringing laboratory testing closer to the point-of-care. Point-of-care testing is desired because it permits the medical practitioner to provide immediate feedback to the patient. The Company believes that a valid argument can be made that increased expenditures for preventive care, which would include more frequent testing, can lead to reduced expenditures for care relating to complications. The NCEP data indicates that more than 50% of the adult population in the United States has high or borderline high total cholesterol. Based on industry sources, over
1.3 billion cholesterol tests were performed in 1995.

         Existing Cholesterol Monitoring Systems. Cholesterol and lipoprotein tests are generally performed in the laboratory using blood samples taken from patients in a hospital on an outpatient basis or in a doctor's office. Most testing is done using highly automated equipment and enzymatic chemistry. The typical price for such a test when performed by a laboratory is $25 or more, although Medicare reimbursement normally pays only about $12. There currently exists one point-of-care cholesterol monitoring system that: (i) requires approximately 200 microliters of blood; (ii) produces results in approximately 20 minutes; and (iii) costs approximately $10 to $12 per test.

OTHER MEDICAL DIAGNOSTIC AND RELATED PRODUCTS

         Overview. The type of medical diagnostic tests developed by the Company are referred to as in vitro tests which measure clinically significant substances using bodily fluids, usually blood, urine or saliva. These medical diagnostic tests are termed in vitro because they are performed outside the human body (usually in a test-tube in a laboratory), in contrast to in vivo tests, which are performed directly on or within the human body. The Company's patented and proprietary membrane-based technology is particularly well-suited for the development of accurate economical and rapid in vitro diagnostic tests. For example, using this technology allows a test to automatically eliminate interfering substances, concentrate components, sequentially perform selected chemical steps and accurately determine sample sizes, all without user involvement.

         The market for in vitro diagnostic testing has experienced rapid growth due to growing public awareness of health and safety issues; recognition by physicians that regular diagnostic testing can result in earlier detection, diagnosis and effective treatment; increased alcohol and drug related screening by employers; and the introduction of cost-effective and accurate products. Point-of-care diagnostic testing provides a fast, cost-effective and accurate alternative to conventional clinical laboratory testing. Currently, the majority of diagnostic testing is done in centralized laboratories and it is estimated that as many as 15 billion samples are processed through centralized laboratories versus only two billion samples that are channeled through decentralized testing methods. Laboratory testing involves skilled technicians who must measure and process a specimen, add reagents and use sophisticated instruments to read and calculate the results (which are typically not
available for 24 to 72 hours).   By contrast, point-of-care testing in clinics,
physician offices, homes, patient bedsides and emergency rooms permits the user to obtain quantitative results, usually within minutes, thus allowing for immediate interpretation of test results. Point-of-care testing also eliminates the time and cost associated with utilizing remotely located laboratories. Because of its advantages, the Company expects the point-of-care diagnostic testing industry to continue to grow, creating new market opportunities for the Company.

         According to industry sources, the total worldwide market for in vitro diagnostic testing products grew from $3.5 billion in 1980 to $16.0 billion in 1995.

         Products. The Company's existing medical diagnostic products and those currently under development generally fall within the following categories:

         Other Glucose Monitoring Products. The Company has received 510(k) approval of its OneStep(TM) Blood Glucose Test Strip for visual monitoring. This product is a conventional finger stick test, the results of which are available to be read visually against the Company's patented color chart within one minute of administering the test. The Company believes that there are many applications for this device in underdeveloped and third world countries where government insurance or reimbursement is non-existent. This system is also available for use with the Company's OneStep Blood Glucose Meter. In addition, the Company has submitted a 510(k) application for its OneStep(TM) Urine Glucose Test Strip. The Company is in ongoing discussions regarding private label marketing arrangements for both professional and over-the-counter sale of these products. See "Business - Non-Invasive Transdermal Glucose Monitoring -- Blood Glucose Monitoring Market" for information regarding the potential market for blood glucose monitoring products.

         Family Planning. The Company currently distributes several OneStep hCG Pregnancy(R) and OneStep(TM) LH Ovulation Tests. These products are sold in component parts for assembly by customers, and as finished shelf packages under the Company's PDQ(TM) label, HealthCheck(R) label and under more than 20 private labels.

         The Company's OneStep hCG Pregnancy(R) and OneStep(TM) LH Ovulation Tests are characterized by their ease of use and accuracy. The strip format of these tests, which provide the same sensitivity as a radioimmunoassay ("RIA") test, are immersed in urine for up to five minutes providing a distinct visual reaction. The slide format of these tests are for large volume clinics and require the addition of four drops of urine to the device. The OneStep hCG Pregnancy(R) Midstream Wand requires only a momentary dip into urine or may be conveniently held under the urine stream. All tests have built-in controls to insure functionality and may be easily disposed of, or allowed to dry to provide a permanent record of results.

         The Company has a non-exclusive worldwide marketing and distribution agreement with Boehringer Mannheim for its family planning diagnostic products. During 1995, the Company's majority-owned subsidiary, Health-Mark, began to market and distribute the Company's family planning products in the United States and Canada to drug, discount and supermarket chains.

         According to industry sources, worldwide sales of pregnancy and ovulation tests in 1995 were approximately $550 million and $40 million, respectively.

         Drugs of Abuse Screening. The Company is developing medical diagnostic tests for the screening of various drugs of abuse. The products are initial drug screens that use a strip immunoassay format designed to detect the presence of a particular drug or a metabolite of a particular drug being tested for in either human urine or in saliva using the Company's Sani-Sal(TM) Saliva Collector. The results of these tests are available within minutes of administering the test and eliminate the need for the taking of a urine or blood sample and delivering the sample to a laboratory for analysis.

         The Company's drug screening tests meet the criteria specified by the National Institute on Drug Abuse (the "NIDA") for initial screening of drugs of abuse: cocaine, opiates, barbiturates, amphetamines, canabinoids and phencyclidine ("PCP"). They are designed to indicate the presence or absence of the substance being screened at or above the NIDA prescribed minimum quantity for positive responses to initial drug screening. If conclusive quantitative verification of the presence and precise quantity of the drug is required, as would be the case in certain medical uses of the tests, standard industry procedure requires the performance of additional tests by a quantitative method such as gas chromatography/mass spectroscopy analysis. The Company is also developing a single strip that can be used to screen for multiple drugs from one sample.

         To date, two of the Company's drugs of abuse tests (cocaine and opiates) have received 510(k) approval utilizing urine samples. Four other tests (amphetamine, methamphetamine, canabinoids and benzodiazepine) have been submitted for 510(k) approval utilizing urine samples. Clinical trials have been completed on one test (barbiturates) and two tests (PCP and methadone) are in the final stages of clinical trials. Obtaining 510(k) approval will allow the Company's tests to be used in clinical laboratories and by medical professionals.

         No special training is required to perform the Company's drug screening tests. These tests operate automatically requiring no reagents, other substances or additional equipment. The tests provide on-site results within five minutes and the used products can be disposed of without special handling. The Company believes that the use of its drug screening tests may be helpful in narrowing the scope of situations in which significantly more expensive laboratory tests are used by quickly eliminating negative test results, thereby further reducing costs for the testing entity.

         The Company is currently negotiating with a major U.S. drug screening program management company regarding the marketing of certain of the Company's drug screening tests for professional U.S. distribution. There can be no assurance, however, that a definitive arrangement will be reached with this company.

         Currently, drug screening tests, including those to be sold by the Company, are used for employment screening and by: law enforcement and correctional institutions; security companies and safety conscious industries, including transportation and public utilities; insurance companies; educational systems; government agencies, including the United States Departments of Defense, Energy and Justice; the equine industry; and athletic and drug rehabilitation programs. According to industry sources, U.S.

companies lose an estimated $100 billion per year due to problems such as inefficiency, theft, absenteeism and higher insurance rates associated with drug abuse.

         Infectious Disease Screening. The Company has developed and is developing the following products for the screening of infectious diseases:

         Human Immunodeficiency Virus. The Company has developed a screening test for the Human Immunodeficiency Virus ("HIV"), the causative agent of Acquired Immunodeficiency Disease Syndrome ("AIDS").

         Although point-of-care testing could possibly promote AIDS prevention and save lives, the FDA to date has not approved any tests for screening or on-site testing. As such, the Company intends to market this product outside of the United States.

         The Company's RAPIDTEST(TM) HIV Screen is a membrane-based solid phase assay which uses only three reagents and can provide a permanent on-site result in five to 10 minutes with serum, plasma, or saliva using the Company's Sani-Sal(TM) Saliva Collector. A positive sample produces a distinct red spot on the membrane while a negative sample does not.

         The results of a clinical trial evaluation using human serum and comparing the Company's RAPIDTEST(TM) HIV Screen to enzyme immunoassay and western blot were recently published in the proceedings of the American Society for Microbiology. The results of this study indicated that the RAPIDTEST(TM) HIV Screen provided 100% sensitivity, 98.07% specificity, 95.13% positive predicative value and 100% negative predicative value in a total of 499 serum samples. The RAPIDTEST(TM) HIV Screen was also evaluated and met the criteria of efficacy required by the Program for Appropriate Technology in Health of the World Health Organization (the "WHO"). Using plasma, this evaluation provided a 99.5% sensitivity rating and a 99.3% specificity rating on a total of 457 specimens. The Company expects to market the components of its RAPIDTEST(TM) HIV Screen outside of the United States, and is in ongoing discussions regarding private label marketing arrangements for both professional and over-the-counter sales of its RAPIDTEST(TM) HIV Screen. There can be no assurance, however, that definitive arrangements will be reached as a result of these discussions. According to industry sources, over 33 million HIV tests are performed annually worldwide.

         Hepatitis. The Company has developed a qualitative screening strip test for Hepatitis B surface antigen ("HBsAg") that can be used with either a serum sample or a saliva sample collected with the Company's Sani-Sal(TM) Saliva Collector. About 48 million hepatitis tests are done each year, with the greatest number being for HBsAg. A correlation study was conducted against a reference RIA test which indicated that the Company's RAPIDTEST(TM) HBsAg Screen had a sensitivity of 100%, specificity of 99.4% and a correlation of 99.6% to the reference RIA assay. The Company's RAPIDTEST(TM) HBsAg was also evaluated and met the criteria of efficacy required by the WHO. The Company expects to market the components of its RAPIDTEST(TM) HBsAg Screen outside of the United States, and is in ongoing discussions regarding private label marketing arrangements for both professional and over-the-counter sales of its RAPIDTEST(TM) HBsAg Screen. There can be no assurance, however, that definitive arrangements will be reached as a result of these discussions. According to industry sources, the U.S. hepatitis testing market in 1995 was approximately $210 million.

         Strep A. The Company's OneStep(TM) Strep A Screen is an immunoassay detection system that screens for the presence of A beta-hemolytic Streptococcus ("Strep A"). Using a swab sample, the test can accurately detect the presence of Strep A within five to 15 minutes. It is a presumptive test, which allows for immediate counseling and treatment of infected patients, and is intended for use in physician offices, hospital laboratories and clinics. The test system incorporates immunoassay reagents that contain highly specific and sensitive antibodies reactive to the Streptococcal antigen.

         Strep A is typically associated with infections of the upper respiratory tract and skin of humans, with children usually suffering the highest level of occurrence. Illnesses such as tonsillitis, pharyngitis, impetigo and scarlet fever are associated with the presence of Strep A. Because serious complications such as rheumatic fever may develop, it is necessary to set up a rapid detection protocol for early identification and implementation of treatment. Traditional methods of detecting Strep A require 24 to 48 hour culturing of swab specimens.

         Chlamydia. The Company's OneStep Chlamydia Screen is an immunoassay detection system that screens for the presence of Chlamydia trachomatous directly from endocervical or endourethral swab specimens. It is a presumptive test, which allows for immediate counseling and treatment of infected patients, but which may also be confirmed through more extensive microbiological testing, and is intended for use in physician offices, hospital laboratories and clinics. Chlamydia is the most common sexually transmitted disease caused by a bacteria. Between 60 to 70 million new cases occur annually worldwide, including about four million new infections annually in the United States. Among sexually active young adolescents, approximately 14% of girls and 8% of boys are affected by Chlamydia. Resistance is not achieved by infection, so repeat cases are not uncommon. Up to 70% of the women and as many as 30% of the men infected with Chlamydia are asymptomatic. Because these individuals are not aware that they are infected, they transmit the infection to their sexual partners. A high percentage of asymptomatic women have tubal pregnancies, infertility and pelvic inflammatory disease ("PID"). An estimated 40% to 75% of women who have three episodes of PID become infertile. Industry sources estimate that approximately 15 million Chlamydia tests are performed each year.

         Helicobacter pylori. The Company has developed a membrane-based strip test for Helicobacter pylori ("H. pylori") that utilizes a rapid immunochromatographic assay to qualitatively determine antibodies to H. pylori in human serum, plasma or whole blood. H. pylori is a stomach bacterium which is believed to cause, among other things, peptic ulcers and gastric disorders. It is believed that between 20% and 40% of the adult population in the United States harbors H. pylori. Infection is also associated with increasing age and
H. pylori is thought to be present in over 60% of Americans over the age of 65. The OneStep H. pylori Screen has been developed by the Company in conjunction with Cortecs, Ltd., an international biotechnology company ("Cortecs").
Cortecs has a right-of-first refusal to market and distribute the Company's OneStep H. pylori Screen. The Company has requested that Cortecs advise the Company as to whether it intends to exercise its right-of-first refusal.

         Saliva Sample Collector. The Company's Sani-Sal(TM) Saliva Collector provides a saliva sample which contains low molecular-weight compounds, hormones, enzymes and proteins in levels that are representative of levels at which they are present in serum or plasma.

         The Sani-Sal(TM) Saliva Collector is intended to be used with certain of the Company's drugs of abuse and infectious disease screening tests. Clinical trials have been completed for use of the Sani-Sal(TM) Saliva Collector with the Company's drugs of abuse screens and clinical trials are ongoing for use of the Sani-Sal(TM) Saliva Collector with the Company's infectious disease screens. The target market for the Sani-Sal(TM) Saliva Collector will be physician offices, life insurance companies, community outreach programs, immigration centers, the military, customs, foreign governments and correctional institutions. See "Business - Litigation" for a description of a lawsuit brought against the Company regarding its saliva collection technology.

         Cancer Screening. The Company is developing the following products for cancer screening:

         Prostate-Specific Antigen ("PSA"). The Company has developed a OneStep(TM) PSA Test and is currently undergoing clinical trials in preparation for submission of this product to the FDA for Pre-Market Approval ("PMA"). The OneStep(TM) PSA Test consists of a chromatographic absorbent device and a unique combination of monoclonal antibodies used to selectively detect PSA in test samples with a high degree of sensitivity. The test uses a small finger stick drop of blood, provides results in five minutes and detects levels of PSA as low as 5 ng/ml.

         Alphafetoprotein ("AFP"). The Company's OneStep(TM) Alphafetoprotein Test offers a rapid method of screening, diagnosing and monitoring primary hepatocellular (liver) carcinoma and non-seminomatous testicular cancer. AFP is normally produced during fetal and neonatal development by the liver, yolk sac and gastrointestinal tract. After birth, serum AFP concentration decreases rapidly. Elevation of serum AFP to an abnormally high level occurs in connection with several malignant diseases, including primary hepatocellular carcinoma and non-seminomatous testicular cancer. Serum AFP elevation is also reported in some patients with cirrhosis and hepatitis.

         Fecal Occult Blood. The Company's OneStep Fecal Occult Blood Test is a rapid, convenient, touch free and odorless qualitative sandwich dye conjugate immunoassay for the determination of human hemoglobin in feces. The Company's OneStep Fecal Occult Blood Test detects lower levels of fecal occult blood than the standard guaiac tests by employing an immunospecific, double-sandwich capture method. Positive results appear to be more specific to human hemoglobin and are easier to interpret than the results of guaiac methods.

         The following table sets forth information relating to the Company's existing diagnostic products and those currently under development. The data included in this table is qualified in its entirety to the more detailed information relating thereto included elsewhere in this report.

                         DIAGNOSTIC PRODUCT PORTFOLIO

                 PRODUCT                            STATUS (1)                      MARKETING STRATEGY
- ----------------------------------------    --------------------------     -----------------------------------
GLUCOSE MONITORING:
- ------------------

TD Glucose System                           Preclinicals; clinical         Ongoing discussions(2)
                                            trials anticipated second
                                            half of 1996

OneStep(TM) Blood Glucose Test Strip        510(k) approved(3)             Ongoing discussions(4)

OneStep Blood Glucose Meter                 Clinical prototype(3)          Ongoing discussions(4)

OneStep(TM) Urine Glucose Test Strip        510(k) application filed       Ongoing discussions(4)

CHOLESTEROL MONITORING:
- ----------------------

OneStep(TM) Total Cholesterol Test Strip    510(k) approved(5)             Ongoing discussions(2)

OneStep(TM) HDL Cholesterol Test Strip      Clinical trials(5)             Ongoing discussions(2)

CholestoChek Meter                          Clinical prototype(5)          Ongoing discussions(2)

FAMILY PLANNING:
- ---------------

OneStep hCG Pregnancy(R) Test Strip         510(k) approved                Boehringer Mannheim; Health-Mark(6)

OneStep hCG Pregnancy(R) Midstream Wand     510(k) approved                Boehringer Mannheim; Health-Mark(6)

OneStep hCG Pregnancy(R) Test Slide         510(k) approved                Health-Mark

OneStep(TM) LH Ovulation Test Strip         510(k) approved                Boehringer Mannheim; Health-Mark(6)

Serum Dilution Reagent (hCG Test)           510(k) approved                Boehringer Mannheim; Health-Mark(6)

DRUGS OF ABUSE SCREENING:
- ------------------------

OneStep(TM) Cocaine Screen                  510(k) approved                Ongoing discussions(7)

OneStep(TM) Opiates Screen                  510(k) approved                Ongoing discussions(7)

OneStep(TM) Amphetamine Screen              510(k) application filed       Ongoing discussions(7)

OneStep(TM) Methamphetamine Screen          510(k) application filed       Ongoing discussions(7)

OneStep(TM) Phencyclidine (PCP) Screen      Clinical trials                Ongoing discussions(7)

OneStep(TM) Benzodiazepine Screen           510(k) application filed       Ongoing discussions(7)

OneStep(TM) Canabinoids (THC) Screen        510(k) application filed       Ongoing discussions(7)

OneStep(TM) Methadone Screen                Clinical trials                Ongoing discussions(7)

OneStep(TM) Barbiturates Screen             Clinical trials completed      Ongoing discussions(7)

INFECTIOUS DISEASE SCREENING:
- ----------------------------

RAPIDTEST(TM) HIV Screen                    WHO criteria met(8)            Ongoing discussions(4)(8)

RAPIDTEST(TM) HBsAg Screen                  WHO criteria met(8)            Ongoing discussions(4)(8)

OneStep(TM) Strep A Screen                  Clinical trials                Will seek marketing partner

OneStep Chlamydia Screen                    Clinical trials                Will seek marketing partner

OneStep H. pylori Screen                    Preclinicals completed         Agreement with Cortecs

SALIVA SAMPLE COLLECTOR:
- -----------------------

Sani-Sal(TM) Saliva Collector               Clinical trials completed(9)   To be offered with drugs of abuse and
                                                                           infectious disease screens

CANCER SCREENS:
- --------------
OneStep(TM) PSA Test                        Clinical trials (PMA)(10)      Ongoing discussions(4)(10)

OneStep(TM) Alphafetoprotein Test           Clinical trials (PMA)(10)      Ongoing discussions(4)(10)

OneStep Fecal Occult Blood Test             Clinical trials                Ongoing discussions(4)

__________________________
(1) Except where noted, preclinicals and clinical trials refer to the FDA's expedited 510(k) approval process.
(2) The Company has been approached by, and is in ongoing discussions with, several major international diagnostic and pharmaceutical companies regarding a possible collaboration for the marketing and distribution of this product.
(3) The OneStep(TM) Blood Glucose Test Strip has received 510(k) approval for visual monitoring. Pending completion of clinical trials for the OneStep Blood Glucose Meter, the Company will submit a 510(k) application for its OneStep(TM) Blood Glucose Monitoring System.
(4) The Company is in ongoing discussions regarding private label marketing arrangements for both professional and over-the-counter sales of this product.
(5) The OneStep(TM) Total Cholesterol Test Strip has received 510(k) approval for visual monitoring. Pending completion of clinical trials for the CholestoChek Meter and the OneStep(TM) HDL Cholesterol Test Strip, the Company will submit a 510(k) application for its OneStep(TM) CholestoChek System.
(6) Boehringer Mannheim is the non-exclusive worldwide marketing distributor of this product and Health-Mark is the exclusive U.S. over-the-counter marketing distributor of this product.
(7) The Company is in negotiations with a major U.S. drug screening program management company regarding the marketing of this test for professional U.S. distribution. The Company is also in discussions with a major international medical diagnostic and pharmaceutical company for over-the-counter distribution of this product.
(8) Components of this test are intended for sale outside of the United States and meet relevant WHO criteria. At this time, the Company cannot market this test in the United States.
(9) Clinical trials have been completed for use of this product with certain of the Company's drugs of abuse screens; clinical trials are ongoing for use of this product with the Company's infectious disease screens.
(10) The Company intends to sell this test only outside of the United States until such time as it is able to obtain FDA approval. See "Business - Governmental Regulation" for a description of PMA.


HealthCheck(R) Home Health Screens - Health Test Center(R).

         In order to capitalize on the growth in the market for over-the-counter medical diagnostic products, the Company intends to market certain of its over-the-counter medical diagnostic testing devices to drug, discount and supermarket chains under the Company's HealthCheck(R) name. HealthCheck(R) will include both diagnostic tests and companion products. The Company plans to distinguish HealthCheck(R) from other similar products by its packaging and labeling and by selling its products primarily through colorful "Health Test Center(R)" point-of-sale displays. Each Health Test Center(R) display will hold a variety of medical diagnostic test products, as well as health information journals. FDA permission is required to market most medical diagnostic products in the HealthCheck(R) line for over- the-counter sales.

         The Company believes that simple-to-use products with the ability to perform accurate, quantitative tests without an instrument will create new market opportunities for home health screening and monitoring. One of the Company's approaches for competing in this market is to produce improvements to existing products for at-home and other point-of-care testing, where possible.

         Growth in the medical diagnostic test market is being experienced as health care providers and third party payors recognize that regular diagnostic testing can result in earlier detection of disease, more accurate diagnoses and more effective treatment as individuals become more involved with their own health.

TRANSDERMAL DRUG DELIVERY SYSTEMS

         Acquisition. In November 1995, by acquiring certain assets of Pharma Patch and PP Holdings, TCPI established its Pharmetrix Division. Through its Pharmetrix Division, the Company is engaged in the research, development and commercialization of transdermal and mucosal drug delivery systems and skin permeation enhancers. Transdermal drug delivery systems allow for the controlled release of certain drugs directly into the bloodstream through intact skin. Mucosal drug delivery is the controlled release of drug compounds through mucus membranes using sprays, lozenges or other forms of delivery.
Skin permeation enhancers modify the permeability of the skin to allow for a significant increase in the transport of drugs through the skin.

         The Company's transdermal patch technology is based on patented and proprietary multi-laminate adhesive matrix and skin permeation technology. The Company is using this technology to develop transdermal drug delivery products which offer one or more of the following advantages: increased efficacy and efficiency of the therapeutic agents involved; increased bioavailability profiles; reduced costs; and delivery of larger molecules through the skin thereby increasing the types of drugs that can be transdermally delivered. All of the Company's transdermal, mucosal and skin permeation products are in the early stages of development. While results of certain preliminary clinical and/or laboratory studies have indicated the efficacy of the Company's transdermal, mucosal and skin permeation technologies, before any products developed by the Company can be commercially marketed, significant additional testing will be necessary (including laboratory tests on animals and humans) and results must be filed with the FDA and/or similar regulatory agencies in other countries where such products may be sold. The process of developing individual products and obtaining FDA or foreign government approval could take up to several years for each product. However, there can be no assurance that development of any such products will be completed or that FDA approval will be secured.

         Transdermal drug delivery can be compared to continuous, controlled intravenous delivery of a drug using the skin as a port of entry instead of an intravenous needle. Although the skin is only a few millimeters thick, its outer layer, the stratum corneum, serves as a highly protective barrier against physical, chemical and bacterial penetration. This barrier primarily consists of dead skin cells bound together by certain fatty (lipid) materials. Only a small number of drugs that are effective in the body in very low concentrations and/or have particular physical properties have been successfully delivered through the skin in therapeutic quantities. Drugs which cannot be successfully delivered through the skin include high molecular weight drugs and drugs which are either charged or highly polar. The development of transdermal systems that can deliver a variety of drugs through the skin in therapeutic quantities may have one or more important medical benefits including: controlled drug release at a steady rate over a long period of time; elimination of the costs associated with frequent physician visits (usually related to testing of the blood levels of the administered drug); administration of lower doses of certain drugs (because the drugs do not initially pass through the liver, where extensive metabolic breakdown of certain drugs may occur); and ease of use for the patient.

         Several major international pharmaceutical companies have entered into agreements with the Company for the development and/or commercialization of certain of its transdermal and mucosal technologies: Pharmacia AB (smoking addiction); Revlon Research Center, Inc. (skin permeation); and Taiho Pharmaceutical Co., Ltd. (urinary incontinence). The Company is also in discussions with a major generic drug company concerning the development and commercialization of its estradiol, nicotine and nitroglycerin transdermal products. There can be no assurance, however, that definitive arrangements will be reached with any of these companies.

         Planned Product Development. The Company presently intends to concentrate on the development of transdermal products for the treatment of the following conditions or diseases:

         Hormone Replacement for Menopausal Symptoms/Osteoporosis. The Company is developing two hormone replacement transdermal drug delivery systems, one for delivery of estradiol and the other for delivery of a combination of estradiol and progesterone. With the aging of the population over the next several decades, conditions and diseases such as menopause and osteoporosis, which may benefit from hormone replacement therapy, will become significantly more prevalent. It has been estimated that there are approximately 90 million post-menopausal women worldwide and that this group is one of the fastest growing demographic segments. Estimates indicate that osteoporosis, a progressive thinning and weakening of the bones, accounts for 1.8 million bone fractures in the United States each year. According to the National Osteoporosis Foundation, approximately 75 million people worldwide, and 25 to 30 million in the United States, have osteoporosis. It is estimated that the direct and indirect costs of osteoporosis-related bone fractures in the United States are between $10 and $20 billion annually. The incidence of osteoporosis is expected to double in the next 25 to 35 years due to the continued aging of the population.

Industry sources estimate that the 1994 worldwide market for estrogen and combination transdermal drug delivery systems was approximately $280 million.

         Cardiovascular Disease. Angina pectoris is a condition caused by the temporary inability of the coronary arteries to supply a sufficient quantity of oxygenated blood to the heart muscle. An angina attack is accompanied by steady, severe pain and intense pressure in the region of the heart. Angina attacks may be relieved by the administration of nitroglycerin or isosorbide dinitrate ("ISDN"), known coronary vasodilators, which increase the flow of oxygenated blood to the heart. The American Heart Association estimates that angina affects over three million people in the United States.

         Nitroglycerin and ISDN are available in several conventional dosage forms including sublingual tablets and other oral and topical formulations. Many of these dosage forms have certain limitations. For example, orally administered nitroglycerin or ISDN involve extensive first-pass liver metabolism to inactive metabolites. Sublingually administered nitroglycerin, often used for acute angina attacks, goes directly into the bloodstream, but due to its short serum half-life, dosing must be repeated every five minutes until symptoms subside. Lastly, topical ointments are available which deliver nitroglycerin or ISDN through the skin and directly into the bloodstream, but these ointments are messy and difficult to dose accurately. Transdermal drug delivery systems have become a widely used form of nitroglycerin and ISDN delivery because they avoid these limitations and help prevent angina attacks by reliably providing continuous therapeutic levels of these drugs in the bloodstream. Transdermal nitroglycerin delivery systems, which were first introduced commercially in 1982, are currently marketed by several companies. Industry sources estimate that the worldwide transdermal nitroglycerin market in 1994 was approximately $335 million.

         Smoking Addiction. Industry sources estimate that in 1991 26% of adults in the United States smoked, and it is well recognized that cigarette smoking is the leading cause of preventable disease and death. In 1990, there were over 400,000 smoking related deaths in the United States. The health risks of smoking and non-smokers' growing intolerance of being exposed to secondary smoke are all increasing the demand for effective methods to aid smokers to give up their habit.

         Studies have shown that 80% to 90% of smokers want to stop smoking and have tried at least once to do so. Of those, 70% relapsed during the first three months. The main focus of treatment in recent years has been transdermal nicotine patches. In 1991 and 1992, the FDA approved four nicotine patches for sale by other companies. Those four products are now available in most developed countries throughout the world. Industry sources estimate that the worldwide market for transdermal smoking cessation products was approximately $245 million in 1994.

         The Company has entered into an agreement with Pharmacia AB for the commercialization of certain nicotine transdermal drug delivery technology developed by the Company, pursuant to which the Company is entitled to ongoing royalties based on sales of a second generation nicotine transdermal drug delivery system.

         Urinary Incontinence. With the aging of the general population over the next several years, the urinary incontinence treatment market is expected to grow substantially. Industry sources estimate that the number of people over the age of 65 in the United States is expected to rise from 31.6 million in 1990 to 35 million in 2000. Current treatment for urinary incontinence requires two to four daily doses of incontinence drugs, a regimen particularly difficult for the elderly. A transdermal drug delivery system under development by the Company has the potential to simplify the dosage regimen and provide a visual indication that the patient has taken the medication.

         The Company has entered into an agreement with Taiho Pharmaceutical Co., Ltd. for the development and commercialization of a transdermal drug delivery system for the treatment of urinary incontinence. Under the terms of the agreement the Company will receive a license fee, development fees, milestone payments and royalty fees on final product sales.

         The following table sets forth information relating to the Company's transdermal drug delivery products under development. The data included in this table is qualified in its entirety to the more detailed information relating thereto included elsewhere in this report.

                        DRUG DELIVERY PRODUCT PORTFOLIO

              PRODUCT                      INDICATIONS              STATUS             MARKETING STRATEGY
- ----------------------------------  ------------------------- -----------------    -------------------------
TRANSDERMAL DRUG DELIVERY SYSTEMS:
- ---------------------------------

  HORMONE REPLACEMENT/OSTEOPOROSIS

  Estradiol                         Estrogen replacement      Phase I clinicals    Ongoing discussions(2)
                                                              completed(1)

  Estradiol/Progestin               Hormone replacement and   Preclinicals         Seeking marketing partner
                                    contraception
  Testosterone                      Hormone replacement       Preclinicals         Seeking marketing partner

  Calcitonin                        Calcium therapy           Preclinicals         Seeking marketing partner
                                    (osteoporosis)


  CARDIOVASCULAR DISEASE

  Nitroglycerin                     Angina                    Preclinicals         Ongoing discussions(2)

  Isosorbide Dinitrate (ISDN)       Angina                    Phase I clinicals    Seeking marketing partner
                                                              completed


  SMOKING ADDICTION

  Nicotine                          Smoking cessation         Phase I clinicals    Ongoing discussions(2)
                                                              completed(1)


  OTHER

  Bup-4 Incontinence                Urinary Incontinence      Preclinicals         Agreement with Taiho

  Ketorolac                         Analgesia                 Preclinicals         Seeking marketing partner

  Papaverine                        Male impotence            Preclinicals         Seeking marketing partner

  Methadone                         Narcotic withdrawal       Preclinicals         Seeking marketing partner


SKIN PERMEATION ENHANCER:
- ------------------------

SR-38                               Skin permeation           Preclinicals         Agreement with Revlon
                                    enhancer                                       Research Center, Inc.;
                                                                                 ongoing discussions(3)

ELECTRICALLY ASSISTED DRUG DELIVERY SYSTEMS:
- -------------------------------------------

Leuprolide                          Prostatic cancer; large   Preclinicals(4)
                                    molecule prototype

___________________________
(1) The Company initially intended to file a New Drug Application ("NDA") for a product in this category and has completed Phase I clinical studies on that product. The Company now plans to file an Abbreviated New Drug Application ("ANDA") for a product in this category and is reviewing its Phase I clinical data with regard to the design of bioequivalence studies for the purpose of an ANDA filing.
(2) The Company is in discussions with a major generic drug company concerning the development and commercialization of this product in the United States and Canada.
(3) The Company is in discussions with major international cosmetic and pharmaceutical concerns for the development and commercialization of this product, each discussion with regard to a separate specific application of this product.
(4) In conjunction with Genetronics, Inc., the Company has established a joint venture in order to develop and commercialize electrically assisted drug delivery technology.

BIOCHEMICAL MANUFACTURING

         The Company currently manufactures the specialty chemical Tris, a biological buffer having numerous applications in the manufacturing of pharmaceutical, cosmetic, diagnostic and other products. Although the Company is capable of manufacturing other biochemical products, it does not intend to broaden its product line at this time. The Company does, however, intend to continue manufacturing and selling Tris. Sales of Tris constituted 9.0% of the Company's net sales for 1994 and 10.4% of net sales in 1995.

PRODUCT RESEARCH AND DEVELOPMENT

         Most of the Company's products are in various stages of development and have not yet been commercialized. The Company conducts an active research and development program to strengthen and broaden its existing products and to develop new products and systems. The Company's development strategy is to identify products and systems which are, or are expected to be, needed by a significant number of potential customers in the Company's markets and to allocate a greater share of its research and development resources to areas with the highest potential for future benefits to the Company. In addition, the Company seeks to develop specific applications related to its present technology.

         In fiscal years ended December 31, 1995, 1994 and 1993 the Company's research and development expenses were approximately $434,981 (approximately $1.8 million pro forma to reflect the acquisition of the Pharmetrix Division), $73,402 and $2,775 respectively.

MANUFACTURING AND MATERIALS

         Third party contractors manufacture a majority of the Company's products. The Company does not presently have sufficient in-house manufacturing capabilities to supply its customer's demands, although the Company is presently reviewing the possibility of expanding its manufacturing capabilities. Although the Company has identified alternate manufacturing sources, a change in manufacturers without appropriate lead time could result in a material delay in the delivery of the Company's products and subject the Company to less favorable price terms.

         The Company purchases, pursuant to written agreements with its key suppliers, the materials used to manufacture its products from single suppliers to obtain the most favorable price and delivery terms. Although the Company has identified an alternate supply source with respect to each of such materials, a change in the supplier of these materials without the appropriate lead time could result in a material delay in the delivery of products to the Company's customers. There can be no assurance that the Company would not be subject to less favorable price and delivery terms as a result of changing suppliers.

PATENTS, TRADEMARKS AND TECHNOLOGIES

         The Company currently owns 16 U.S. patents and 28 foreign patents, and has seven pending U.S. patent applications and 38 pending foreign patent applications.

         Mr. Aronowitz is the legal owner and a co-inventor of certain key patents utilized by the Company, and he has licensed to the Company the right to utilize the patents. The license agreement between Mr. Aronowitz and the Company provides that any patents, products, inventions, devices or other items developed by Mr. Aronowitz during the term of the license agreement (other than those based upon the patents licensed pursuant to the license agreement) in the field of medical diagnostics, pharmaceuticals, transdermal testing, transdermal drug delivery, medical chemistry or medical biochemistry, medical devices or health care products are the property of the Company. See "Certain Relationships and Related Transactions."

         The Company is in the process of challenging the validity and/or scope of a patent in Europe. In the event that the validity and scope of such patent is upheld and the Company's products are found to have infringed such patent, the Company may be required, in certain European countries, to modify or discontinue distribution of one of its pregnancy products, which accounted for approximately 8% to 10% of the Company's gross sales in 1995. A finding that the Company's products infringe this patent could have a material adverse effect on the Company's operating results. The Company believes that the validity and scope of such patent will not be upheld and, accordingly, has taken no action to modify its products.

         Although the Company has obtained patents in the United States with regard to aspects of its membrane-based technology and specific applications thereof, the Company does not have European patents which correspond to certain of such U.S. patents. To the best of the Company's knowledge, however, its membrane-based technology does not infringe the patent of any third party in the United States or Europe. The Company is seeking, and intends to continue to seek, patent protection where appropriate for improvements to its membrane-based technology.

         The Company has brought an action against Home Diagnostics, Inc. ("HDI") for infringement of certain patents relating to its membrane-based technology. The matter has been tried and the parties are currently awaiting the court's decision. Prior to the trial, HDI raised the defenses of invalidity and non-infringement of these patents. The Company has been advised by its counsel, however, that HDI did not pursue the defense of invalidity at trial. In the event that the court finds that HDI has not infringed the Company's patents, HDI would be permitted to continue to sell its products.
The Company believes that this result would not have a material adverse effect on it.

         The Company requires each of its employees, consultants and advisors to execute a confidentiality and assignment of proprietary rights agreement upon the commencement of an employment or a consulting relationship with the Company. These agreements generally provide that all inventions, ideas and improvements made or conceived by the individual arising out of the employment or consulting relationship shall be the exclusive property of the Company and that all information related thereto shall be kept confidential and not disclosed to third parties except by consent of the Company or in other specified circumstances. There can be no assurance, however, that these agreements will provide effective protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

         The Company's success will depend, in part, on its ability to protect, obtain or license patents, protect trade secrets and operate without infringing the proprietary rights of others. See "Business - Litigation." There can be no assurance, however, that existing patent applications will mature into issued patents, that the Company will be able to obtain additional licenses to patents of others, or that the Company will be able to develop its own patentable technologies. Further, there can be no assurance that any patents issued to the Company will provide it with competitive advantages or will not be challenged by others, or if challenged, will be held valid, or that the patents of others will not have an adverse effect on the ability of the Company to conduct its business. In addition, there is no assurance that the Company's current patents or any patents issued in the future will prevent other companies from independently developing similar or functionally equivalent products.

COMPETITION

         Competition in the development and marketing of medical diagnostic tests and transdermal drug delivery products is intense and expected to increase. The Company's competitors include companies that have developed products similar in design and capability to those of the Company as well as suppliers of such products, including hospitals and laboratories. Many of the Company's current and potential competitors have significantly greater technical, financial and marketing resources than the Company. There can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. There can be no assurance that the Company's products will be competitive with existing or future products of competitors.

         The Company believes that competition in the sale of medical diagnostic tests is based primarily upon the following factors: accuracy and precision, speed of response, ease of use and cost. Although the Company believes that it competes favorably in each of these categories, many of the Company's competitors in this market have significantly greater resources and experience than the Company and there can be no assurance that the Company will be able to compete favorably.

         The Company believes that its transdermal drug delivery products will have to compete on the basis of safety, efficacy, patient compliance, reduced side effects, product appearance and comfort, price, and, in certain cases, scope of patent rights. There can be no assurance that the Company will successfully develop technologies and products that are more effective or affordable than those being developed by its competitors. In addition, one or more of the Company's competitors may achieve patent protection, regulatory approval or commercialization earlier than the Company. The first transdermal drug delivery product introduced in a particular area may gain a competitive advantage relative to other entrants to the market.

MARKETING AND SALES

         To date, the Company's medical diagnostic products have been primarily distributed through strategic alliances. To a lesser extent, the Company's medical diagnostic products have been distributed by the Company directly under the Company's proprietary brand name and under private label arrangements with drug, discount and supermarket chains such as CVS, Duane Reade, Thrifty Payless, Thrift Drug, Woolworth, Fedco, Long's and Smith's Food & Drug. Although the Company intends to expand direct distribution of its diagnostic products as evidenced by the creation of the HealthCheck(R) line of products and the Health Test Center(R), the Company intends to enter into strategic alliances with major international medical diagnostic and pharmaceutical companies for the marketing of many of its diagnostic products. These companies have significantly greater financial, marketing and other resources than the Company, and will therefore be able to market the Company's products more effectively through a wider range of distribution channels to a larger market.

         The Company's strategy with respect to development and commercialization of its transdermal and mucosal drug delivery and skin permeation enhancer products is to enter into strategic alliances with third parties that can fund a portion of product development costs, market the product and, in some cases, participate in clinical testing and obtain regulatory approvals. In an effort to exercise control over the quality of its products and capture a larger portion of the revenues therefrom, the Company will seek to retain manufacturing rights to its products developed under such strategic alliances. The Company has established strategic alliances with certain major international pharmaceutical companies for the development and commercialization of certain of its transdermal products: Pharmacia AB (smoking addiction); Revlon Research Center, Inc. (skin permeation); and Taiho Pharmaceutical Co., Ltd. (urinary incontinence).

         Approximately 70% of the Company's total revenues for the year ended December 31, 1995 and approximately 90% of the Company's total revenues for the fiscal years ended December 31, 1993 and 1994 were generated by sales of the Company's One Step hCG Pregnancy(R) Tests to a single customer, Boehringer Mannheim. The principal products purchased by Boehringer Mannheim were the Company's OneStep hCG Pregnancy(R) Test Slide, its OneStep hCG Pregnancy(R) Test Strip, its OneStep hCG Midstream Wand and its OneStep(TM) LH Ovulation Test Strip.

EMPLOYEES

         As of December 31, 1995, the Company employed 39 full-time employees, including 16 involved in research and development, 10 involved in administration, eight in production and maintenance and five in marketing and sales. To temporarily expand its capabilities for larger assembly and packaging projects, the Company also hires part time employees who work on a contract basis. The Company has no collective bargaining or similar agreement with its employees, but does have employment agreements with certain executive officers. See "Directors and Executive Officers of the Registrant - Employment Contracts." Although management does not anticipate any difficulty in locating and engaging employees to meet the Company's expansion plans, there can be no assurance that the Company will be successful in doing so.

GOVERNMENTAL REGULATION

         Overview. The development, manufacture and marketing of drug delivery systems and medical diagnostic products are subject to regulation by the FDA and other federal, state and local entities. These entities regulate, among other things, research and development activities and the testing, manufacturing, packaging, labeling, distribution, storage and marketing of the Company's products. Sales of the Company's products outside the United States are subject to comparable regulatory requirements. These requirements vary widely from country to country.

         Medical Diagnostic Products. FDA permission to market and distribute a new medical diagnostic product can be obtained in one of two ways. If a new or significantly modified product is "substantially equivalent" to an existing legally marketed product, the new product can be commercially introduced after submission of a 510(k) notification to the FDA, and after the subsequent clearance or approval by the FDA. Less significant modifications to existing products that do not significantly affect the product's safety or effectiveness can be made by the Company without a 510(k) notification, provided that the rationale supporting the decision not to file a 510(k) is documented in internal files.

         The second, more stringent approval process applies to a new product that is not substantially equivalent to an existing product. A premarket approval application ("PMA") will be required for this type of product. The steps required in the PMA process generally include: (i) preclinical studies;
(ii) clinical trials in compliance with testing protocols approved by an Institutional Review Board ("IRB") for the participating research institution;
(iii) data from clinical trials sufficient to establish safety and effectiveness of the device for its intended use; (iv) submission to the FDA of an application that contains, among other things, the results of clinical trials, a full description of the product and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling; and (v) review and approval of the PMA by the FDA before the device may be shipped or sold commercially. Finally, the manufacturing site for the product subject to the PMA must operate using device good manufacturing practices ("GMP") and pass an FDA Pre-Approval Inspection ("PAI") before product commercialization. A company that manufactures devices subject to 510(k) clearance must also comply with device GMP and will be subject to periodic inspections by the FDA to confirm compliance.

         A device requiring a PMA that has not been approved for marketing in the United States, or one that is not substantially equivalent to a currently marketed device, may be exported to a foreign country for sale only after FDA export authorization has been obtained (i.e., the FDA has determined that the exportation of the device is not contrary to public health and safety and that the company has received approval of the country to which the device is intended for export). Certain reform proposals, if adopted, could modify the procedures required to export unapproved devices from the United States. In addition, a medical device company may be required to conduct post-market surveillance and/or to provide periodic reports to the FDA containing safety and efficacy information. The FDA also requires that medical device companies undertake post-market reporting of certain events associated with their products.

         Drug Delivery Products. The process required by the FDA before a drug delivery system may be marketed in the United States depends on whether the pharmaceutical compound has existing approval for use in other dosage forms (e.g., oral solution, tablet). If the drug is a new chemical entity that has not been approved, then the process includes: (i) preclinical laboratory and animal tests; (ii) the filing of an Investigational New Drug Application ("IND") with the FDA requesting authorization to conduct clinical trials; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of a New Drug Application ("NDA"); and (v) FDA review and approval of the NDA. If the drug has been previously approved, then the sponsor of a generic form of the same drug may obtain approval by submitting an Abbreviated New Drug Application ("ANDA") that demonstrates that the two products are bioequivalent. In addition to the foregoing, the FDA requires proof that the drug delivery system delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic result.

         Pursuant to the Prescription Drug User Fee Act of 1992, drug manufacturers are required to pay three types of user fees: a one time application fee for approval of an NDA; an annual product fee imposed on prescription drug products after FDA approval; and an annual establishment fee imposed on facilities used to manufacture prescription drugs. The fee rates for 1996 are: $204,000 one time fee for an application requiring clinical data; $135,300 annual establishment fee; and $12,600 annual product fee. These fee amounts are likely to increase in the future.

         Under the Drug Price Competition and Patent Term Restoration Act of 1984, an NDA sponsor may be granted market exclusivity for a period of time following FDA approval, regardless of the patent status of the product, for certain drug products (e.g., new chemical entities). This marketing exclusivity would prevent a third party from obtaining FDA approval for a similar or identical drug through the ANDA process. There can be no assurances, however, that any of the Company's products will be afforded market exclusivity.

         In addition to obtaining FDA approval for each drug product, each manufacturing establishment of new drugs must receive approval by the FDA. Among the conditions for such approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's current drug GMP regulations. Drug manufacturers are also subject to periodic GMP inspections by the FDA to confirm compliance. Finally, in order to export unapproved drug products from the United States for commercial or clinical use, prior FDA export approval is required.

         The process of completing clinical testing and obtaining FDA approval or clearance for device or drug products is likely to take a number of years and require the expenditure of substantial resources. The FDA may deny a clearance or approval if applicable regulatory criteria are not satisfied or may require additional clinical testing. Even if such data are submitted, the FDA may ultimately decide that the submission does not satisfy the criteria for clearance or approval. Product clearances or approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of products that have been commercialized, and it has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs.

         Additional requirements could be imposed by new legislation or regulation that could significantly affect product development, product approval and/or marketing activities. For example, the payment of user fees to the FDA for medical device product application review is currently being considered by the U.S. Congress, and, if such legislation is enacted, this could significantly increase the costs associated with product development and marketing.

         There can be no assurance that problems will not arise that could delay or prevent the commercialization of the Company's products, or that the FDA, state and foreign regulatory agencies will be satisfied with the results of the clinical trials and approve the marketing of any products.

         The Company is registered with and its premises have been approved by the United States Environmental Protection Agency and has all necessary state, city and county environmental approvals. The Company believes that it is in compliance with all such applicable governmental regulations.

PRODUCT LIABILITY INSURANCE

         The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical diagnostic and drug delivery products. Although the Company carries product liability insurance, there can be no assurance that claims exceeding the policy limit may not be made, potentially causing a material adverse effect on the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company has leased approximately 13,800 square feet of space, including office, manufacturing, and warehouse space, in a building located at 3341 S.W. 15th Street, Pompano Beach, Florida 33069. The Company exercised an option, effective March 1, 1996, to acquire an additional 2,000 square feet of space and to extend the lease expiration date to October 1999. The Company currently pays approximately $11,220 per month in rent, including sales tax and maintenance fees. The rent is adjusted annually based upon changes in the U.S. Consumer Price Index. The lease also requires the Company to pay real estate taxes, insurance and certain costs for maintaining the premises. The Company has a right of first refusal to lease approximately 26,000 additional square feet of space at this location. Management believes that suitable premises are readily available on acceptable terms should the present premises become unavailable for any reason.

         The Company also leases a 25,000 square foot custom-designed facility in Menlo Park, California which includes office space, fully-equipped laboratories for transdermal drug delivery research and production capabilities. This lease expires in June 1999 and the Company currently pays approximately $26,000 per month in rent under the lease.

ITEM 3.  LEGAL PROCEEDINGS

         On August 11, 1995, Joseph D'Angelo et al. ("D'Angelo") filed a complaint in the Circuit Court of Broward County, Florida against the Company, Jack L. Aronowitz and certain other parties (the "Lawsuit"). With respect to the Company and Mr. Aronowitz, the Lawsuit alleges, among other things, misappropriation of trade secrets, confidential information and intellectual property related to an HIV saliva test kit and misappropriation of D'Angelo's "transdermal technology" and "non-invasive testing technology." The Lawsuit seeks injunctive relief and monetary damages of in excess of $2.0 million.

         The Company and Mr. Aronowitz met D'Angelo in June 1994. By this time the Company had developed and patented certain membrane technology capable of detecting the presence and concentration of a variety of analytes such as glucose, urea, cholesterol, drugs of abuse and HIV in a fluid sample (the "Membrane"). The Company was seeking a joint venture partner with technology capable of extracting fluid through the skin to work with the Membrane in a "transdermal patch" or similar structure. The Company believed D'Angelo had or was in the process of developing penetration enhancement technology which might be suitable for use with the Membrane.

         The Lawsuit alleges that the Company misappropriated trade secrets, confidential information and intellectual property relating to the D'Angelo HIV saliva test kit. As with other allegations in the Lawsuit, no documents or other exhibits are relied upon by D'Angelo in support of these allegations.
The Company had tested the D'Angelo HIV saliva test kit and determined that it could not be made to work with the Company's existing membrane-based, serum HIV test system.

         The Lawsuit also alleges that the Company misappropriated D'Angelo's "transdermal technology" and "non-invasive testing technology." The Lawsuit neither explains what is meant by these terms nor attaches any documents or exhibits in support of this allegation. The Company's patent counsel has confirmed that the skin penetration enhancer system currently being developed by the Company's Pharmetrix Division is markedly different from that disclosed in two U.S. patents recently issued to D'Angelo relating to devices and/or methods for the non-invasive collection of interstitial fluid samples from the skin (the "D'Angelo Patents"). There can be no assurance, however, that the D'Angelo Patents encompass all trade secrets and/or confidential information that D'Angelo may claim relate to his transdermal technology.

         Although the Lawsuit is in its preliminary stages and no discovery has yet been taken, the Company, after consultation with its counsel, believes that each of the allegations made against it in the Lawsuit are without merit. See "Business - Patents, Trademarks and Technologies" for information relating to legal proceedings regarding the Company's patents.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holder, through the submission of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock is traded in the over-the-counter market under the symbol TCPI and is included for quotation on the Nasdaq SmallCap Market. The following table sets forth the range of high and low sale prices for the Common Stock for the periods indicated, as reported by the Nasdaq SmallCap Market.

                                                                                                      Sale Prices (1)
                                                                                                      ---------------

                                                                                                   High            Low
                                                                                                  ------          ------
 FISCAL YEAR 1995

          Period from February 2, 1995 to March 31, 1995 (2) . . . . . . . . . . . . .            $ 2.69          $ 2.00

          Quarter Ended June 30, 1995. . . . . . . . . . . . . . . . . . . . . . . . .              6.63            2.38

          Quarter Ended September 30, 1995 . . . . . . . . . . . . . . . . . . . . . .             15.50            6.31

          Quarter Ended December 31, 1995  . . . . . . . . . . . . . . . . . . . . . .             19.75           11.38


 FISCAL YEAR 1996

          Quarter Ended March 31, 1996 (to March 14, 1996) . . . . . . . . . . . . . .            $22.38          $17.63

___________________________
(1) The prices set forth in this table have been retroactively adjusted to give effect to a two-for-one stock split effected by the Company as of July 31, 1995.
(2) In connection with the Company's initial public offering, the Common Stock initially was included for quotation on the Nasdaq SmallCap Market on February 2, 1995. Prior to February 2, 1995, there was no established public trading market for the Common Stock.

         There were approximately 93 holders of record of Common Stock as of March 26, 1996. The Company has applied for listing of the Common Stock on the Nasdaq National Market. There can be no assurance, however, that such application will be approved.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and at other point-of-care locations. In addition to its ongoing medical diagnostics business, the Company recently became involved in the research, development and commercialization of transdermal and mucosal drug delivery systems and skin permeation enhancers. At December 31, 1995, the Company had an accumulated deficit and total shareholders' equity of $1,437,675 and $16,153,547 respectively.

         The Company entered the transdermal and mucosal drug delivery and skin permeation enhancer business through its acquisition (the "Acquisition"), in November 1995, of certain assets of Pharma Patch Public Limited Company ("Pharma Patch") and substantially all of the assets of its wholly-owned subsidiary, PP Holdings, Inc. ("PP Holdings"). The assets purchased included, without limitation, 11 U.S. patents relating to transdermal drug delivery and skin permeation technology, proprietary information and trade secrets related thereto, property and equipment and certain licensing and product feasibility agreements entered into by Pharma Patch and PP Holdings (the "Purchased Assets"). The intellectual property acquired in the Acquisition, valued at approximately $14,876,000, will be amortized over its useful life of approximately 15 years. The Company also assumed the sublease of a 25,000 square foot custom designed research facility in Menlo Park, California. In consideration for the Purchased Assets, the Company: (i) issued, after certain closing adjustments, an aggregate of 786,214 shares of Common Stock, valued at $11,919,000; (ii) issued two promissory notes in the aggregate principal amount of $5,000,000 to Flora, Inc. in exchange for the cancellation of a $5,000,000 promissory note issued to Flora, Inc. by Pharma Patch; (iii) issued a third promissory note to Flora, Inc. in the principal amount of $188,887.66 (collectively, the "Flora Notes"); and (iv) paid $10,000 in cash. At the closing of the Acquisition, the Company was obligated to issue an additional 100,000 shares of Common Stock valued at $1,516,000 to an advisor who assisted the Company in connection with this transaction. The discussion of the comparison of the results of operations for the year ended December 31, 1995, to the year ended December 31, 1994, includes where appropriate, reference to combined pro forma information giving effect to the Acquisition as if it had occurred as of January 1, 1995.

         Historically, the Company's product development efforts have been self-funded. The Company expects to continue developing its medical diagnostic products internally, although it intends to enter into strategic alliances with major international diagnostic and pharmaceutical companies for the marketing and distribution of these products. With respect to the development and commercialization of its transdermal and mucosal drug delivery systems and skin permeation enhancers, the Company intends to enter into strategic alliances with third parties that may, in some cases fund a portion of the product development costs, participate in clinical testing, obtain regulatory approvals and market the product.

         In order to support anticipated growth and new product development, the Company expects to incur significantly increased operating expenses and capital expenditures in the future and, as such, the Company believes that its results of operations in prior periods may not be indicative of results in future periods. Primarily as a result of increased research and development and other operating expenses associated with the Purchased Assets, the Company anticipates incurring net losses in 1996 and may continue to incur net losses thereafter until such time, if any, as the Company generates sufficient revenues from product sales to offset operating expenses. The Company expects to incur significant expenses in 1996 primarily as a result of: (i) the increased research and development associated with the TD Glucose System and various transdermal and mucosal drug delivery products and skin permeation enhancers; (ii) the expansion of direct distribution of medical diagnostic products; (iii) the introduction of the Company's OneStep(TM) CholestoChek System; and (iv) the hiring of additional personnel and other costs associated with expansion of the Company's manufacturing facilities. Additionally, the Company anticipates significant expenditures in 1996 as a result of the purchase of production equipment.

         The Company is challenging the validity and/or scope of a patent in Europe. In the event that the validity and scope of such patent is upheld and the Company's current products are found to have infringed such patent, the Company may be required, in certain European countries, to modify or discontinue distribution of one of its pregnancy products, which accounted for approximately 8% to 10% of the Company's gross sales in 1995. Although a finding that the Company's products infringe this patent could cause results of operations in prior periods not to be indicative of future results, the Company believes that the validity and scope of such patent will not be upheld and, accordingly, has taken no action to modify its products. See "Business - Patents, Trademarks and Technologies."

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Sales. The Company's gross sales increased 56.4% to $4,711,994 in 1995 from $3,012,967 in 1994. This increase resulted principally from the introduction of the over-the-counter OneStep hCG Pregnancy(R) Midstream Wand, resumed production of the specialty chemical Tris (hydroxy methyl) aminomethane ("Tris") and successful establishment of the Company's direct distribution of over-the-counter products. During 1993 and 1994, the Company had engaged in only limited production of Tris and other chemical products because it was in the process of rebuilding and relocating its chemical manufacturing facilities. These facilities were substantially completed during the fourth quarter of 1994 at which time the production of Tris resumed. Notwithstanding the 56.4% increase in gross sales, the Company's net sales increased only 39.0% in 1995 as compared to 1994. The significantly lower increase in net sales as compared to gross sales was due principally to a charge of $523,533 related to the return of products for repackaging to meet new customer specifications. Substantially all of these returned products were repackaged and reshipped to the customer during the fourth quarter of 1995. On a pro forma basis, giving effect to the Acquisition, the Company's gross sales for 1995 would have been $5,101,049.

         Gross Profit. The Company's gross profit decreased $101,250 to $935,711 in 1995 from $1,036,961 in 1994. The Company's gross profit as a percentage of net sales decreased to 22.3% in 1995 from 34.4% in 1994 as a result of start-up costs related to the resumption of manufacturing of Tris and expenses associated with increased in-house manufacturing of the Company's products. In addition, due to the reshipment, during 1995, of a significant amount of returned products, the Company recorded a disproportionately large number of sales of component products on which it realizes lower gross margins than on sales of finished products. On a pro forma basis, giving effect to the Acquisition, the Company's gross profit for 1995 would have been $1,324,766.

         Selling, General and Administrative. The Company's selling, general and administrative expenses increased 194.4% to $2,025,847 in 1995 from $688,036 in 1994. As a percentage of net sales, selling, general and administrative expenses increased to 48.4% in 1995 from 22.8% in 1994. This increase was principally attributable to costs associated with additional marketing, regulatory, quality control, laboratory, production and administrative personnel, approximately $275,000 relating to legal fees associated with claims for patent infringement and interference actions initiated by the Company against several third parties and indirect costs associated with the acquisition of the Pharmetrix Division. On a pro forma basis, giving effect to the Acquisition, the Company's selling, general and administrative expenses for 1995 would have been $4,991,580.

         Research and Development. The Company's research and development expenses increased 492.6% to $434,981 in 1995 from $73,402 in 1994. As a percentage of net sales, research and development expenses increased to 10.4% in 1995 from 2.4% 1994. This increase was primarily the result of costs related to the operation of the Company's Pharmetrix Division and costs associated with the development of the Company's OneStep(TM) Helicobacter pylori Screen, its CholestoChek Meter, its TD Glucose System and certain of its drugs of abuse screens. On a pro forma, basis giving effect to the Acquisition, the Company's research and development expenses for 1995 would have been $1,803,800.

         Net Income (loss). The Company's net income decreased $1,738,249 to a net loss of $1,493,628 in 1995 from net income of $244,621 in 1994. The net loss for 1995 resulted primarily from the factors described above. In addition, the Company incurred an extraordinary loss of $60,950 in 1995 as a result of the write-off of unamortized deferred issuance costs relating to the early repayment of debentures issued by the Company in a private placement consummated in August 1994. As required pursuant to their terms, such debentures were paid as of February 2, 1995, the effective date of the Company's initial public offering. On a pro forma basis, giving effect to the Acquisition, the Company's net loss for 1995 would have been $5,860,125.

         For the years ended 1993 and 1994, the Company was operated as an S corporation under the applicable provisions of the Internal Revenue Code, and, accordingly, the Company's taxable income was taxed at the shareholder level. Net income (loss) for 1993, 1994 and 1995, on a pro forma basis assuming that the Company had been subject to federal and state income taxes and taxed as a C corporation during each of these three years, would have been $58,866, $156,154 and $(1,273,469), respectively.

         YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

         Sales. The Company's gross sales increased 68.9% to $3,012,967 in 1994 from $1,784,098 in 1993. This increase in gross sales was due to: (i) increased demand for pregnancy testing products as a result of the Company's principal customer having broadened its product line; (ii) resumption of the sale of Tris and associated chemical products during the fourth quarter of 1994; (iii) introduction of the OneStep(TM) LH Ovulation Test; and (iv) the introduction, during the last quarter of 1994, of the OneStep hCG Pregnancy(R) Midstream Wand. For the years ended 1993 and 1994 there were no returns and allowances and, as such, gross sales were equal to net sales in each of these years.

         Gross Profit. The Company's gross profit increased 37.1% to $1,036,961 in 1994 from $756,579 in 1993. The Company's gross profit as a percentage of net sales decreased to 34.4% in 1994 from 42.4% in 1993, primarily as a result of direct costs associated with the resumption of production of Tris and the introduction of the OneStep hCG Pregnancy(R) Midstream Wand and OneStep(TM) LH Ovulation Test.

         Selling, General and Administrative. The Company's selling, general and administrative expenses remained relatively constant, increasing 0.9% to $688,036 in 1994 from $681,918 in 1993. As a percentage of net sales, selling, general and administrative expenses decreased to 22.8% for 1994 from 38.2% for 1993. This decrease resulted from economies of scale associated with significantly increased sales to essentially the same number of major customers.

         Research and Development. The Company's research and development expenses increased $70,627 to $73,402 in 1994 from $2,775 in 1993. As a percentage of net sales, research and development expenses increased to 2.4% in 1994 from 0.2% in 1993. This increase was primarily the result of process development costs associated with the Company's various pregnancy and ovulation tests, including quality control and clinical trials leading to regulatory filings, as well as the development of Tris derivatives.

         Net Income. The Company's net income increased 217.7% to $244,621 in 1994 from $76,992 in 1993. On a pro forma basis, assuming the Company was subject to federal and state income taxes and taxed as a C corporation, the Company's net income would have increased 165.3% to $156,154 in 1994 from $58,866 in 1993.


LIQUIDITY AND CAPITAL RESOURCES

         In February 1995, the Company completed a $4,400,000 initial public offering, the net proceeds of which were $3,834,126. Of those proceeds, approximately $1,321,112 was utilized to redeem certain notes payable, to reduce accounts payable, to expand the Company's plant and to introduce and market new products. The balance of the proceeds of the Company's initial public offering are included in cash, cash equivalents and investments held for sale pending use thereof. In August 1994, the Company completed a $560,000 private placement of Common Stock and debentures, the net proceeds of which were $439,113. Prior to these offerings, the Company financed its operations primarily through loans provided by its principal shareholder.

         As of December 31, 1995, the Company had cash and investments held for sale of $666,486 and $1,110,932, respectively. During 1995, the Company used net cash of $1,271,520 for operating activities, as compared to $71,141 net cash provided by operating activities during 1994. This increased use of cash for operating activities is primarily the result of expansion and start-up costs incurred in 1995. During 1995, the Company used cash for its investing activities of $1,566,307, as compared to $203,713 in 1994. This increased use of cash for investing activities resulted from the use of certain proceeds from the Company's initial public offering to purchase property and equipment, and from short-term investment of certain of the offering proceeds pending their final application. During 1995, the Company generated net cash of $3,285,134 from financing activities, as compared to $298,583 during 1994, reflecting the completion in February 1995 of its initial public offering.

         The Company has filed a registration statement covering a proposed public offering of 1,500,000 shares of its Common Stock (the "Offering"). Assuming an offering of $19.75 per share, the net proceeds to be received by the Company from the Offering are estimated to be $26,862,083 or $28,423,321 if the underwriters' over-allotment option is exercised in full. Upon consummation of the Offering, the Company will be required to repay the entire principal and accrued interest under the Flora Notes. The Flora Notes accrue interest at a rate of 10.0% and, as of January 31, 1996, the total outstanding principal plus accrued interest due on the Flora Notes was approximately $5,041,667. The Company estimates that the balance of such net proceeds be used as follows: approximately $7,000,000 will be used to purchase production equipment for the Company's transdermal delivery operations; approximately $5,000,000 will be used for research and development relating to transdermal drug delivery; approximately $2,500,000 will be used to purchase production equipment, conduct clinical trials and for other expenses associated with developing the TD Glucose System; approximately $1,000,000 will be used to purchase instrument production equipment; and the balance will be used for working capital and other general corporate purposes. However, such allocation is subject to reapportionment in response to, among other things, changes in the Company's plans, industry conditions and future revenues and expenses.

         The Company's future prospects are dependent on the completion and commercialization of products currently under development, including its TD Glucose System, its OneStep(TM) CholestoChek System and various transdermal and mucosal drug delivery and skin permeation enhancer products. The Company anticipates that it will be required to expend an aggregate of approximately $15,500,000 on new production equipment, research and development, and marketing and distribution in connection with the development and commercialization of its products. The Company's future long-term capital expenditure requirements will depend on the following factors: (i) the time required to obtain regulatory approvals;

(ii) the progress of the Company's research and development program; and (iii) the ability of the Company to develop additional marketing and distribution alliances. The Company anticipates that it will continue to incur net losses after the Offering is completed until such time, if any, as the Company is able to generate sufficient revenues from product sales to offset operating expenses.

         The Company's future working capital and capital expenditure requirements may vary materially from those planned depending on numerous factors, including additional manufacturing scale-up costs for the Company's current and future products, the focus and direction of the Company's research and development programs, competitive and technological advances, future relationships with strategic partners, the FDA regulatory process and the Company's marketing and distribution strategy. If the Company's growth exceeds its plans, additional working capital may be needed.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements and supplementary data for the Company are attached and incorporated into Item 7.

                         INDEX TO FINANCIAL STATEMENTS

                                               TECHNICAL CHEMICAL AND PRODUCTS, INC.
                                                          AND SUBSIDIARY
                                                 CONSOLIDATED FINANCIAL STATEMENTS


         Report of Independent Certified Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1
         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
         Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
         Consolidated Statements of Shareholder's Equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

                                                         PHARMA PATCH Plc
                                                    [Expressed in U.S. Dollars]
                                                         February 28, 1995

         Report to Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-21
         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-22
         Consolidated Statements of Loss and Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-23
         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-24
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-25

                                 UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         Introductory Note  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-41
         Unaudited Pro Forma Condensed Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . .  F-42
         Notes to Unaudited Pro Forma Condensed Consolidated Financial Information  . . . . . . . . . . . . . . . .  F-43

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Technical Chemicals and Products, Inc.

         We have audited the accompanying consolidated balance sheets of Technical Chemicals and Products, Inc. and subsidiaries (the "Company") as of December 31, 1994 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Chemicals and Products, Inc. and subsidiaries at December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                            ERNST & YOUNG, LLP

West Palm Beach, Florida
February 9, 1996

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                                  1994               1995
                                                                               -----------------------------
                                                   ASSETS

Current assets:
  Cash and cash equivalents                                                    $  219,179        $   666,486
  Accounts receivable, net of allowances for doubtful
   accounts of $10,000 in 1994 and $18,165 in 1995                                559,292            939,263
  Investments available for sale                                                       --          1,110,932
  Inventory                                                                       453,446            548,555
  Prepaid expenses and deposits                                                    25,000            207,996
                                                                               -----------------------------
         Total current assets                                                   1,256,917          3,473,232
Property and equipment, net                                                       214,945          1,925,789
Patents and trademarks, net of accumulated amortization
  of $120,244                                                                          --         14,878,507
Goodwill, net of accumulated amortization of $6,221                                    --          2,195,695
Other assets                                                                      282,388            136,521
                                                                               -----------------------------
         Total assets                                                          $1,754,250        $22,609,744
                                                                               =============================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $  786,723        $ 1,002,582
  Accrued expenses                                                                 54,986            185,420
  Notes payable                                                                        --          5,188,888
  Notes payable to related parties                                                     --             75,336
  Note payable to majority shareholder                                            100,000                 --
  Notes payable to shareholders                                                   280,000                 --
                                                                               -----------------------------
         Total current liabilities                                              1,221,709          6,452,226
Minority interest in subsidiary                                                        --              3,971
Commitments and contingencies
Shareholders' equity:
  Common stock, par value--$.001 per share, 25,000,000
   shares authorized, 4,611,666 and 8,117,880 shares
   issued and outstanding in 1994 and 1995, respectively                            4,612              8,118
  Additional paid-in capital                                                      217,484         17,583,104
  (Accumulated deficit) retained earnings                                         310,445         (1,437,675)
                                                                               -----------------------------
         Total shareholders' equity                                               532,541         16,153,547
                                                                               -----------------------------
         Total liabilities and shareholders' equity                            $1,754,250        $22,609,744
                                                                               =============================


                            See accompanying notes.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                               1993               1994               1995
                                                            ------------------------------------------------
Gross sales                                                 $1,784,098         $3,012,967        $ 4,711,994
Returns and allowances                                              --                 --            523,533
                                                            ------------------------------------------------
  Net sales                                                  1,784,098          3,012,967          4,188,461
  Cost of sales                                              1,027,519          1,976,006          3,252,750
                                                            ------------------------------------------------
  Gross profit                                                 756,579          1,036,961            935,711
Operating expenses:
  Selling, general and administrative                          681,918            688,036          2,025,847
  Research and development                                       2,775             73,402            434,981
                                                            ------------------------------------------------
                                                               684,693            761,438          2,460,828
                                                            ------------------------------------------------
(Loss) income from operations                                   71,886            275,523         (1,525,117)
Other income (expense):
  Interest income                                                5,106              1,708            164,012
  Interest expense                                                  --            (32,610)           (71,573)
                                                            ------------------------------------------------
(Loss) income before extraordinary item                         76,992            244,621         (1,432,678)
                                                            ================================================
Extraordinary item--loss on early
  extinguishment of debt                                            --                 --             60,950
                                                            ------------------------------------------------
Net (loss) income                                           $   76,992         $  244,621        $(1,493,628)
                                                            ================================================
Loss per common share:
  Before extraordinary item                                                                      $      (.20)
  Extraordinary loss                                                                                    (.01)
                                                            ------------------------------------------------
Net loss per common share                                                                        $      (.21)
                                                            ================================================
Weighted average number of common
  shares outstanding                                                                               7,069,507
                                                            ================================================

UNAUDITED PRO FORMA INFORMATION
(Loss) income before income taxes and
  extraordinary item                                        $   76,992         $  244,621        $(1,432,678)
(Credit) provision for income taxes:
  Current                                                        7,027             86,961           (213,856)
  Deferred                                                      11,099              1,506             (6,303)
                                                            ------------------------------------------------
                                                                18,126             88,467           (220,159)
                                                            ------------------------------------------------
(Loss) income before extraordinary item                         58,866            156,154         (1,212,519)
Extraordinary item--loss on early
  extinguishment of debt                                            --                 --             60,950
                                                            ------------------------------------------------
Net (loss) income                                           $   58,866         $  156,154        $(1,273,469)
                                                            ================================================
(Loss) income per common share:
  Before extraordinary item                                 $      .01         $      .04        $      (.17)
  Extraordinary loss                                                --                 --               (.01)
                                                            ------------------------------------------------
Net (loss) income per common share                          $      .01         $      .04        $      (.18)
                                                            ================================================
Weighted average number of common shares
  outstanding                                                4,066,066          4,295,116          7,069,507
                                                            ================================================


                            See accompanying notes.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                COMMON STOCK
                                          ------------------------                         (ACCUMULATED
                                            NUMBER                        ADDITIONAL         DEFICIT)
                                              OF                           PAID-IN           RETAINED
                                            SHARES          AMOUNT         CAPITAL           EARNINGS          TOTAL
                                          -----------------------------------------------------------------------------
Balance at December 31, 1992              4,066,666         $4,066       $    (2,033)      $   346,749      $   348,782
Net income                                       --             --                --            76,992           76,992
Distributions paid                               --             --                --          (339,717)        (339,717)
                                          -----------------------------------------------------------------------------
Balance at December 31, 1993              4,066,666          4,066            (2,033)           84,024           86,057
Shares issued, net of costs
  of $60,000                                545,000            546           219,517                --          220,063
Net income                                       --             --                --           244,621          244,621
Distributions paid                               --             --                --           (18,200)         (18,200)
                                          -----------------------------------------------------------------------------
Balance at December 31, 1994              4,611,666          4,612           217,484           310,445          532,541
Shares issued, net of
  costs of $1,005,874                     2,570,000          2,570         3,831,556                --        3,834,126
Distributions paid                               --             --                --          (268,992)        (268,992)
Shares issued for acquisition
  of certain assets of
  Pharma Patch Public
  Limited Company                           886,214            886        13,434,114                --       13,435,000
Shares issued upon exercise
  of options                                 50,000             50           99,950                --           100,000
Net loss                                         --             --                --        (1,493,628)      (1,493,628)
Adjustment for unrealized
  gains on available for
  sale securities                                --             --                --            14,500           14,500
                                          -----------------------------------------------------------------------------
Balance at December 31, 1995              8,117,880         $8,118       $17,583,104       $(1,437,675)     $16,153,547
                                          =============================================================================


                            See accompanying notes.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31
                                                                         ----------------------
                                                               1993               1994              1995
                                                            -----------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                           $  76,992          $ 244,621        $(1,493,628)
Adjustments to reconcile net (loss)
  income to net cash (used) provided
  by operating activities:
  Depreciation                                                  7,671             21,854             92,472
  Amortization                                                     --                 --            126,465
  Loss on extinguishment of debt                                   --                 --             60,950
  Minority interest in subsidiary                                  --                 --              3,971
  Changes in operating assets and
    liabilities, net of acquisition:
    Accounts receivable                                       147,045           (380,398)          (172,054)
    Prepaid expenses and deposits                                  --                 --           (103,502)
    Inventory                                                (117,504)          (264,016)          (162,487)
    Accounts payable                                         (113,691)           438,190            245,859
    Accrued expenses                                           (3,163)            10,890            130,434
                                                            -----------------------------------------------
Net cash (used) provided by operating
  activities                                                   (2,650)            71,141         (1,271,520)
INVESTING ACTIVITIES
Purchases of property and equipment                           (54,849)          (177,048)          (111,608)
Deposit on equipment                                               --                 --            (79,494)
Increase in other assets                                       (5,503)           (26,665)            57,576
Cash paid for acquisition of certain
  assets of Pharma Patch Public Limited
  Company                                                          --                 --           (285,945)
Purchase of investments available for sale                         --                 --         (2,101,245)
Proceeds from sale of investments held
  for sale                                                         --                 --          1,004,813
Investment in patents and intangible
  assets                                                           --                 --            (20,404)
Payments to affiliates                                             --                 --            (30,000)
                                                            -----------------------------------------------
Net cash used in investing activities                         (60,352)          (203,713)        (1,566,307)
FINANCING ACTIVITIES
Proceeds from issuance of common stock                             --            220,063          3,834,126
Proceeds from issuance of notes payable
  to shareholders                                                  --            219,050                 --
Proceeds from stock options exercised                              --                 --            100,000
Payments on notes payable to shareholders                          --                 --           (280,000)
Payments on note payable to majority
  shareholder                                                      --            (50,000)          (100,000)
Costs related to initial public offering                           --            (72,330)                --
Shareholder distributions                                    (339,717)           (18,200)          (268,992)
                                                            -----------------------------------------------
Net cash provided (used) by financing
  activities                                                 (339,717)           298,583          3,285,134
                                                            -----------------------------------------------

(Continued on next page)

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Net increase (decrease) in cash and
  cash equivalents                                           (402,719)           166,011            447,307
Cash and cash equivalents at beginning
  of year                                                     455,887             53,168            219,179
                                                            -----------------------------------------------
Cash and cash equivalents at end of year                    $  53,168          $ 219,179        $   666,486
                                                            ===============================================

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES
Cash paid during the year for interest                      $      --          $  22,110        $     7,965
                                                            ===============================================

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

         The consolidated statements of cash flows exclude the effects of certain noncash activities. The following is a summary of the noncash effects of these transactions.

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                  1993               1994           1995
                                                                  -----------------------------------------
Noncash activities in connection with
  the acquisition of certain
  assets of Pharma Patch Public
  Limited Company:
Property and equipment acquired                                   $--                $--        $ 1,624,330
Intangible assets acquired                                         --                 --         16,801,641
Notes payable assumed                                              --                 --          5,188,888
Accounts receivable assumed                                        --                 --            207,917
Common stock issued                                                --                 --         13,435,000
Intangible assets acquired in connection
  with the acquisition of an additional
  300,000 shares of Health-Mark
  Diagnostic, L.L.C.                                               --                 --             73,967
Unrealized gains on available for
  sale securities                                                  --                 --             14,500
Inventory transferred to property
  and equipment                                                    --                 --             67,378
Intangible assets transferred from
  other assets                                                     --                 --             27,341


                            See accompanying notes.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

         Technical Chemicals and Products, Inc. and subsidiaries (the "Company") was incorporated in the State of Florida on January 30, 1992 and is principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and at other point of care locations.

BASIS OF CONSOLIDATION

         The accompanying consolidated financial statements include Health Test, Inc., a wholly-owned inactive entity; and Health-Mark Diagnostics, L.L.C. ("Health-Mark"), an active entity owned 80% (50% prior to October 1, 1995) (see
Note 3).

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and liquid investments with a maturity of 90 days or less when acquired.

INVESTMENTS AVAILABLE FOR SALE

         In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1995. The effect of the change did not have a significant impact on the Company's financial statements.

         Investments available for sale consist of a U.S. Government agency bond and a corporate bond. These investments are considered to be available for sale and they are recorded at fair market value which approximates amortized cost. Management determines the appropriate classification of debt securities at the time of purchase date and re-evaluates such designation as of each balance sheet date. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity.

         Realized investment gains and losses are determined on the specific identification method.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

         Inventory, consisting of raw materials, supplies and finished goods, is valued at the lower of cost (computed on the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized and depreciated over their estimated useful lives.

INTANGIBLE ASSETS

         Purchased patents and trademarks are amortized using the straight-line method over a composite life of 15 years based on the shorter of their legal life or estimated useful life of the individual patents and trademarks, which range from 11 to 17 years. Goodwill is amortized using the straight-line method over 15 years. The realizability of patents, trademarks and goodwill is evaluated periodically based on undiscounted future cash flows. At this time, the Company believes that no significant impairment of these intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

LONG-LIVED ASSETS

         In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company will adopt Statement No. 121 in the first quarter of 1996. Based on presently available estimates, the new impairment rules are not expected to result in any significant change in asset values from December 31, 1995.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER ASSETS

         Other assets include equipment held for future use, security deposits and deferred public offering fees.

REVENUE RECOGNITION

         Revenues are recognized when a product is shipped. Product returns are permitted only in limited circumstances and are estimated and reflected as adjustments to current period sales and cost of sales.

RESEARCH AND DEVELOPMENT

         Research and development is expensed as incurred.

INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Prior to February 2, 1995, the Company had elected to be taxed as an S corporation pursuant to the provisions of the Internal Revenue Code. Under this election, the operating results of the Company were reported in the income tax returns of the shareholders. Upon the completion of the initial public offering effective February 2, 1995, the Company became subject to corporate income taxes.

NET INCOME (LOSS) PER SHARE

         Net income (loss) per share, including that which is presented on a pro forma basis, is calculated using the weighted average number of common shares outstanding during the respective periods. Common stock equivalents are not included in the computation of net loss and pro forma net loss per share in 1995 as their effect is antidilutive due to the Company's net loss.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain amounts in the 1993 and 1994 consolidated financial statements have been reclassified to conform to the presentation of the 1995 consolidated financial statements.

2.  STOCK SPLIT

         On August 1, 1995, the Board of Directors authorized a two-for-one stock split which was distributed to shareholders of record on July 31, 1995. All references in the consolidated financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the effect of the stock split.

3.  ACQUISITIONS

         In 1994, the Company issued 125,000 shares of its common stock to the majority shareholder for a 50% interest in Health-Mark. Health-Mark is a wholesale representative company used in marketing one of the Company's major products. In accordance with terms of an agreement between the Company and Health-Mark, the Company obtained an additional 300,000 shares of Health-Mark's common stock in return for providing financing to Health-Mark of approximately $53,000. The Company now owns 800,000 shares of Health-Mark's 1,000,000 issued and outstanding shares. This acquisition increased the Company's ownership from 50% to a majority ownership of 80%. Accordingly, the Company changed its method of accounting for this investment from the equity method to consolidation of Health-Mark's financial statements. The effects on operations are not material and, therefore, pro forma information is not presented.

         On November 15, 1995, the Company purchased certain assets of Pharma Patch Public Limited Company ("Pharma Patch"), an Ireland corporation, including substantially all of the assets of its wholly-owned subsidiary, PP Holdings, Inc. ("PPH"), a California corporation (collectively referred to as the "Purchased Assets"). In consideration for the Purchased Assets, consisting of accounts receivable of $207,917, property and equipment of $1,624,330 and intangible assets of $16,801,641, the Company

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  ACQUISITIONS (CONTINUED)

(i) issued an aggregate of 886,214 shares of the Company's common stock valued at $13,435,000 of which 491,384 shares were issued to Pharma Patch, 294,830 shares were issued to PPH and 100,000 shares were issued to an advisor who assisted the Company in this transaction; (ii) issued two promissory notes with an aggregate principal amount of $5,000,000 to Flora, Inc. ("Flora") (see Note
7) in exchange for the cancelation of a $5,000,000 promissory note issued to Flora by Pharma Patch; (iii) issued a third promissory note to Flora in the principal amount of $188,888 and; (iv) paid $5,000 to each Pharma Patch and PPH. In addition, the Company incurred acquisition costs totaling $275,945 in connection with this acquisition, which are included in intangible assets.

         The acquisition of the Purchased Assets, described above, was recorded pursuant to the purchase method of accounting and, therefore, the operating results related to the Purchased Assets are included in the Company's operating results beginning November 15, 1995. The Purchased Assets are presently utilized exclusively in research and development activities.

         The following summarized unaudited pro forma results of operations for the years ended December 31, 1994 and 1995 assume the acquisition of the Purchased Assets occurred as of the beginning of the respective years. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.

                                                                                        PRO FORMA
                                                                                        ---------
                                                                                  1994              1995
                                                                              -----------------------------
                                                                                       (UNAUDITED)
Net sales                                                                     $ 3,012,967       $ 4,577,516
Loss before extraordinary item                                                $(5,534,771)      $(5,799,175)
Extraordinary loss                                                                     --            60,950
                                                                              -----------------------------
Net loss                                                                      $(5,534,771)      $(5,860,125)
                                                                              ===========       ===========
Loss per common share:
  Before extraordinary item                                                   $     (1.07)      $      (.73)
  Extraordinary loss                                                                   --              (.01)
                                                                              -----------------------------
Net loss per common share                                                     $     (1.07)      $      (.74)
                                                                              ===========       ===========

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.  INVENTORY

         Inventory at December 31, 1994 and 1995 consists of the following:

                                                                                   1994              1995
                                                                                 --------------------------
Raw materials and supplies                                                       $368,945          $377,610
Finished goods                                                                     84,501           170,945
                                                                                 --------------------------
                                                                                 $453,446          $548,555
                                                                                 ==========================

5.  INVESTMENTS HELD FOR SALE

         Investments held for sale at December 31, 1995 consist of the following:

                                                                                  GROSS           ESTIMATED
                                                                                UNREALIZED          FAIR
                                                                  COST            GAINS             VALUE
                                                               --------------------------------------------
U.S. Corporate bond                                            $   96,432         $ 4,580        $  101,012
U.S. Government agency bond                                     1,000,000           9,920         1,009,920
                                                               --------------------------------------------
                                                               $1,096,432         $14,500        $1,110,932
                                                               ============================================

         The gross realized gains on sales of available-for-sale securities totaled $2,734 for the year ended December 31, 1995. In accordance with SFAS No. 115, unrealized holding gains on available-for-sale securities of $14,500 is included as a separate component of shareholders' equity at December 31, 1995.

         Contractual maturities for investments as of December 31, 1995 are due after one year through five years for the U.S. Government agency bond and are due after five years for the U.S. Corporate bond.

6.  PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1994 and 1995 consists of the following:

                                                                                  1994              1995
                                                                                ---------------------------
Furniture, fixtures and equipment                                               $198,001         $1,261,533
Leasehold improvements                                                            47,518            787,302
                                                                                --------         ----------
                                                                                 245,519          2,048,835
Accumulated depreciation                                                         (30,574)          (123,046)
                                                                                --------         ----------
                                                                                $214,945         $1,925,789
                                                                                ===========================

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  NOTES PAYABLE

         At December 31, 1995, notes payable consist of three promissory notes with an aggregate principal amount of $5,188,888 payable to Flora (see Note 3), bearing interest at 10% per annum, with interest due in semiannual installments of $250,000 commencing December 31, 1995, with principal due in full on November 1, 1996, of which $3,000,000 is convertible, in whole or in part, into shares of the Company's common stock at a conversion rate of $14.375.

         The notes are collateralized by all assets necessary for the conduct of the Company's transdermal pharmaceutical division that has been formed for the purpose of researching, developing and selling transdermal drug delivery systems, including but not limited to all of the division's cash, accounts receivable, inventory, real property, trademarks, trademark applications, service marks, trade names, copyrights, trade secrets, inventions and product designs.

8.  RELATED PARTY TRANSACTIONS

         In November 1992, the Company entered into an Exclusive License Agreement with the president and majority shareholder (the "First License Agreement") under which the Company agreed to pay him or his assignees 3% of the collected net sales revenue received by the Company from sales or sublicensing with respect to products relating to certain strip technology patents with a minimum payment of $10,000 per year. The president waived all licensing fees due him for the years ended December 31, 1993, 1994 and 1995.

         The First License Agreement was superseded by a Cancelation and Exclusive License Agreement, dated January 31, 1996 (the "Second License Agreement"). The Second License Agreement is for an initial term of 20 years and automatically renews for successive 20-year terms thereafter. The Second License Agreement provides for an annual fee equal to the greater of (i) 3% of net collected sales revenues on sales of products developed using certain patented technology owned by the president and majority shareholder of the Company or any sublicensee of the Company or (ii) $10,000 subject to a maximum limit on aggregate payments made throughout the term of the Second License Agreement of $10,000,000.

         In consideration for the cancelation of the First License Agreement and modification of the president and majority shareholder's employment agreement, the Company issued a warrant to the president and majority shareholder to purchase 500,000 shares of common stock at an exercise price equal to the per share offering price.

         The Company entered into an Employment Agreement with the president and majority shareholder of the Company that was effective January 1, 1993. Under the terms of this Employment Agreement, he is entitled to receive a salary of $125,000 per year for the first five years beginning

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


January 1, 1993 (with 5% per year raises) as annual base compensation, plus an annual bonus equal to at least 5% of the consolidated pretax profit of the Company. During 1994, the president received $36,000 of salary and waived any additional compensation due him through December 31, 1994. During 1995, the president received $137,813 of salary.

         The president and majority shareholder's employment agreement was modified in January 1996. As part of the modification, the president and majority shareholder gave up all present and future rights to all patents, technologies and other intellectual properties developed by the president and majority shareholder subsequent to the modification of the employment agreement.

         At December 31, 1994, the Company owed the majority shareholder a $100,000 note payable on demand plus interest accrued at the prime rate (8.5% at December 31, 1994). This amount was repaid during the year ended December 31, 1995.

9.  SIGNIFICANT CUSTOMER

         A material part of the Company's business is dependent upon one customer. The loss of this customer would have a materially adverse effect on the Company. During the years ended December 31, 1993, 1994 and 1995, this customer accounted for $1,690,421, $2,621,370 and $2,971,274 of sales (or 95%,
87% and 70% of net sales), respectively.

         During the year ended December 31, 1995, the Company had returns and allowances from this customer of $523,533 due to the return of a shipment of products for repackaging to meet new customer specifications.

         As of December 31, 1994 and 1995, accounts receivable from this customer were $471,715 and $411,000, respectively. There are no formal continuing contracts with this customer. Management anticipates that the Company will be successful in continuing sales to this customer for at least the next year.

10.  COMMITMENTS AND CONTINGENCIES

         The Company leases its operating facilities under operating leases expiring in June and October 1999. Rent expense for the years ended December 31, 1993, 1994 and 1995 was $57,017, $87,409 and $179,901, respectively.

         At December 31, 1995, future minimum rentals, subject to cost-of-living adjustments, are approximately as follows:


1996                                                                                             $  450,979
1997                                                                                                576,843
1998                                                                                                480,942
1999                                                                                                273,550
                                                                                                 ----------
                                                                                                 $1,782,314
                                                                                                 ==========

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         On October 5, 1995, the Company entered into an agreement to purchase certain production equipment for approximately $265,000 in 1996. At December 31, 1995, other assets include a deposit of $79,494 related to this agreement.

         The Company has been named in a lawsuit which alleges misappropriation of trade secrets, confidential information and intellectual property related to an HIV saliva test kit, and certain transdermal and noninvasive testing technologies. The plaintiffs seek injunctive relief and monetary damages in excess of $2,000,000. Management believes, after consultation with counsel, that each of the allegations included in the lawsuit is without merit, and plans to contest each of the allegations vigorously. This lawsuit is in its preliminary stages and no discovery has yet been taken. At this time, it is not possible to estimate the ultimate loss, if any, related to this lawsuit and, therefore, no liability has been recorded in the accompanying consolidated financial statements.

         In addition to the above, the Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings, including those described above, will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

11.  PRODUCT LIABILITY INSURANCE

         The Company did not maintain product liability insurance through December 31, 1994. Management did not believe that the Company was subject to significant risk of product liability claims because it did not sell its product to the consumer and its customers subjected all products to acceptance testing to determine that the product met the required specifications. During 1995, the Company obtained $5,000,000 general liability insurance coverage which it considers sufficient to protect itself from product liability actions.

12.  SHAREHOLDERS' EQUITY

         On February 2, 1995, the Company completed an initial public offering of 2,570,000 shares of the Company's common stock at a price to the public of $2 per share, which includes 150,000 shares issued to a public relations firm.

         In conjunction with the initial public offering, the Company issued 220,000 warrants with an exercise price of $2.60 to the representative of the underwriters. The warrants are outstanding as of December 31, 1995 and expire February 1999.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  SHAREHOLDERS' EQUITY (CONTINUED)

         The Company's Board of Directors approved a distribution of $268,992 to shareholders, of which $256,920 was paid to the majority shareholder as of December 31, 1995.

         In August 1994, the Company consummated a private placement of securities with a sale price of $560,000. The Company issued 420,000 shares of its common stock for $280,000 and notes totaling $280,000 at 9% annual interest. The notes became payable in full with accrued and unpaid interest on the date the Company became qualified for listing on the National Association of Securities Dealers Automated Quotation System, February 2, 1995, and were paid during the year ended December 31, 1995. Remaining deferred loan costs of approximately $60,000 were written off as an extraordinary loss on early extinguishment of debt.

         During 1992, the Company adopted an Incentive Stock Option Plan (the "Plan") under which 800,000 shares of common stock are reserved for issuance to employees of the Company. The exercise price of any stock option granted under the Plan to an eligible employee must be equal to the fair market value of the shares on the date of grant. With respect to persons owning more than 10% of the outstanding common stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options have been granted under the Plan as of December 31, 1995.

         The Company has granted options (not under the Plan) as incentives to new employees and independent contractors who have performed services for the Company.

         The following table summarizes information relative to the Company's options:

                                                                         SHARES            PRICE RANGE
                                                                        --------------------------------
Outstanding at January 1, 1994                                               --               --
  Granted                                                               116,000         $1.25 -- $  4.00
                                                                        -------
Outstanding at December 31, 1994                                        116,000
  Granted                                                                40,000         $1.25 -- $14.44
  Exercised                                                             (50,000)             $2.00
                                                                        -------
Outstanding at December 31, 1995                                        106,000         $1.25 -- $14.44
                                                                        =======

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  SHAREHOLDERS' EQUITY (CONTINUED)

         Shares of common stock reserved for future issuance at December 31, 1995 are as follows:

Options                                                                                            906,000
Warrants                                                                                           220,000
                                                                                                 ---------
                                                                                                 1,126,000
                                                                                                 =========

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," the adoption of which is required for fiscal years beginning after December 15, 1995. The new standard encourages companies to use the fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are also permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for
Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting. Additionally, SFAS No. 123 requires increased disclosure for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

         The Company currently accounts for such transactions under APB Opinion No. 25 and has not yet determined if it will elect to change its method of accounting for the issuance of stock options and other equity instruments to the fair value method, nor has it determined the effect the new standard will have on its operating results and per share results should it elect to make such a change.

         In January 1996, the Company's Board of Directors and majority shareholder approved the adoption of Amended and Restated articles of Incorporation and approved the adoption of Amended and Restated Bylaws which include certain anti-takeover provisions. Certain regulatory filing requirements must be complied with before the anti-takeover provisions can become effective. In addition, the Company's Board of Directors and majority shareholder authorized the adoption of a Shareholder Protection Rights Agreement (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, preferred stock purchase rights ("Rights") will be distributed, as a dividend, to shareholders of record as of the date the Company enters into the Rights Agreement, at a rate of one Right for each share of the Company's common stock held on the record date.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  SHAREHOLDERS' EQUITY (CONTINUED)

         The Company intends to enter into the Rights Agreement after the anti-takeover provisions, described above, are effective. The Company's capital stock will consist of 100,000,000 shares of common stock, par value $.001 per share and 25,000,000 shares of preferred stock, par value $.001 per share after the anti-takeover provisions are effective.

         In January 1996, the Company entered into an agreement with Pharma Patch whereby Pharma Patch agreed to, among other things, certain restrictions on the sale of the shares it owns of the Company's common stock, in exchange for a two-year warrant to purchase 100,000 shares of common stock at an exercise price equal to the per share offering price.

13.  INCOME TAXES

HISTORICAL

         Concurrent with the February 2, 1995 public offering, the Company's S corporation election was revoked, making it subject to corporate income taxes. However, the consolidated financial statements reflect a zero income tax expense for the year ended December 31, 1995, which is comprised of the following two significant components:

         - Current period income tax benefit of approximately $6,303 pertaining to the Company's income subject to taxation for the period from revocation of S corporation status to December 31, 1995.

         - A one-time net tax expense of $6,303 which represents the net deferred tax liability recognized for the cumulative temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax reporting at the time of the Company's conversion from S corporation to C corporation status.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  INCOME TAXES (CONTINUED)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 are as follows:

Allowance for doubtful accounts and sales returns                                                $   3,888
Net operating losses                                                                               641,663
Amortization                                                                                       (43,899)
Depreciation                                                                                       (28,411)
Other                                                                                                 (440)
                                                                                                 ---------
Net deferred tax assets                                                                            572,801
Valuation allowance                                                                               (572,801)
                                                                                                 ---------
Net deferred taxes                                                                               $       0
                                                                                                 =========

         The reconciliation of the expected income tax expense for the year ended December 31, 1995 computed on loss before income taxes at federal statutory rates is as follows:

Tax at federal statutory rate                                                                       (34.00)%
State and local income taxes, net of federal tax benefit                                             (5.83)
Change in valuation allowance                                                                        38.35
Other                                                                                                 1.48
                                                                                                    ------
Total                                                                                                  .00%
                                                                                                    ======

         For the years ended December 31, 1993 and 1994, the Company elected S corporation status and was not subject to income taxes.

         At December 31, 1995, the Company had net operating loss carryforwards of $1,650,196 which expires in the year 2010. A full valuation allowance has been established at December 31, 1995 with respect to these net operating loss carryforwards.

PRO FORMA

         The pro forma tax provision for the year ended December 31, 1995 reflects the benefit for a portion of the net operating loss that could have been carried back to prior years based on pro forma provisions in those years.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  INCOME TAXES (CONTINUED)

         The unaudited pro forma income tax provision (credit) differed from the amounts computed by applying the federal statutory rate of 34% to income
(loss) before income taxes are as follows:


                                                                    1993            1994             1995
                                                                   ---------------------------------------
Tax at federal statutory rate                                       34.00%          34.00%          (34.00)%
State and local income taxes, net of
  federal tax benefit                                                3.68            3.71            (5.83)
Change in valuation allowance                                         .00             .00            24.03
Other                                                              (14.14)          (1.54)            1.06
                                                                   ---------------------------------------
                                                                    23.54%          36.17%          (14.74)%
                                                                   =======================================

14.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents, trade accounts receivable and short-term borrowings reflected in the consolidated financial statements approximate market value. Management believes that these financial instruments approximate market value because they were entered into during the current year and there have been no significant changes in their status that would affect their market value.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
Pharma Patch Plc

         We have audited the accompanying consolidated balance sheets of Pharma Patch Plc as of February 28, 1995 and 1994, and the related consolidated statements of loss and deficit and cash flows for each of the years in the three year period ended February 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pharma Patch Plc as of February 28, 1995 and 1994, and the results of its operations and the changes in its financial position for each of the years in the three year period ended February 28, 1995, in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, Pharma Patch Plc has suffered recurring losses from operations and has a net working capital deficiency and shareholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Dublin, Ireland,                                           Ernst & Young
May 25, 1995                                               Chartered Accountants

                                PHARMA PATCH PLC
                          CONSOLIDATED BALANCE SHEETS
                          [EXPRESSED IN U.S. DOLLARS]


                                                                                  AS AT
                                                            ------------------------------------------------
                                                             AUGUST 31,                 FEBRUARY 28,
                                                                1995                1995             1994
                                                                 $                   $                 $
- ------------------------------------------------------------------------------------------------------------
                                                            [UNAUDITED]                           [RESTATED-
                                                                                                    NOTE 2]
                                                   ASSETS

Current
  Cash and cash equivalents                                     500,518             638,745        1,252,465
  Accounts receivable                                           381,057              41,600           68,905
  Investment tax credits receivable
    [note 7]                                                         --                  --          136,937
Prepaid expenses and deposits                                    67,788              47,298           41,060
Prepaid share issue costs                                            --                  --          888,390
                                                            ------------------------------------------------
         Total current assets                                   949,363             727,643        2,387,757
                                                            ------------------------------------------------
Fixed assets [note 3]                                           749,489             900,378          685,366
Technology [net of $282,503 accumulated
  amortization] [note 2]                                             --                  --        2,164,170
Promissory notes [note 5(a)]                                    741,250                  --               --
                                                            ------------------------------------------------
                                                              2,440,102           1,628,021        5,237,293
                                                            ================================================

                              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current
  Accounts payable                                              647,295             688,544          248,781
  Accrued share issue costs                                          --                  --          378,453
  Accrued capital duties                                         71,000              71,000          148,148
  Accrued consulting and other liabilities                      194,174             232,116          124,555
  Accrued interest on long-term debt                             83,333              83,333               --
  Accrued salaries                                              211,208             261,250               --
  Accrued commission                                             66,000                  --               --
                                                            ------------------------------------------------
         Total current liabilities                            1,273,010           1,336,243          899,937
                                                            ------------------------------------------------
Note payable [notes 1 (c) and 4]                              5,000,000           5,000,000               --
                                                            ------------------------------------------------
Shareholders' equity (deficiency)
Capital stock [note 5]
Authorized  52,046,576 Ordinary Shares
  Issued and outstanding 8,724,772
  [1995--5,740,253; 1994--
  4,371,932] Ordinary Shares,
  at par value                                                2,229,631           2,183,643        2,162,932
Premium in excess of par value                               14,015,164          11,448,439        7,123,610
Cumulative translation adjustment
  [note 2(b)]   --                                                  --                  --          (346,326)
Deficit                                                     (20,077,703)        (18,340,304)      (4,602,860)
                                                            -----------         -----------       ----------
Total shareholders' equity (deficiency)                      (3,832,908)         (4,708,222)       4,337,356
                                                            -----------         -----------       ----------
                                                              2,440,102           1,628,021        5,237,293
                                                            ================================================

Commitments [note 8]

                             See accompanying notes

                                PHARMA PATCH PLC

                  CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                          [EXPRESSED IN U.S. DOLLARS]

                                                      FOR THE
                                                     SIX-MONTH                                  FOR THE
                                                   PERIODS ENDED                              YEARS ENDED
                                                    AUGUST 31,                                FEBRUARY 28,
                                           ----------------------------       -------------------------------------------
                                               1995             1994              1995             1994            1993
                                                $                $                 $                 $              $
                                           ------------------------------------------------------------------------------
                                                    [UNAUDITED]                                     [RESTATED-NOTE 2]
REVENUES
Product development fees
  [note 11]                                    453,377               --                --          129,421        130,763
                                           ------------------------------------------------------------------------------
EXPENSES
Administration                                 937,504        1,163,426         2,982,153          961,425        280,690
Research and development
  [note 7]                                     815,816        1,401,836         2,355,515        1,341,852        495,664
Stock compensation                                  --               --                --          867,381        100,657
Depreciation and amortization                  181,201          379,329           813,740          365,936         24,575
Foreign exchange gain (loss)                    15,607          (36,679)          (52,661)        (132,079)            --
Interest income                                 (9,352)         (36,158)          (48,563)         (47,670)
(52,075)
Interest on long-term debt                     250,000          333,333           333,333               --             --
Unusual items:
Acquired technology
  [note 1(c)]                                       --        4,025,000         2,775,336               --             --
Write-off of capitalized
  technology [note 2]                               --               --         1,685,516               --             --
Medipro restructuring costs
  [note 1(d)]                                       --       1,371,747          1,492,070               --             --
Write-off of Cangene
  acquisition costs
  [note 6]                                          --         418,116            514,791               --             --
Loss on disposal of Cangene
  investment [note 6]                               --               --           478,052               --             --
Write-off of cumulative
  translation adjustment
  attributable  to Medipro
  [note 2(b)]                                       --               --           408,162               --             --
                                           ------------------------------------------------------------------------------
                                             2,190,776        9,019,950        13,737,444        3,356,845        849,511
                                           ------------------------------------------------------------------------------
Net loss for the period                     (1,737,399)      (9,019,950)      (13,737,444)      (3,227,424)      (718,748)
Deficit, beginning
  of period                                (18,340,304)      (4,602,860)       (4,602,860)      (1,375,436)      (656,688)
                                           -----------      -----------       -----------       ----------     ----------
Deficit, end of period                     (20,077,703)     (13,622,810)      (18,340,304)      (4,602,860)    (1,375,436)
                                           ===========      ===========       ===========       ==========     ==========
Loss per Ordinary Share
  [note 5(e)]                                    (0.23)           (1.71)            (2.56)           (0.93)        (0.29)
                                           ===========      ===========       ===========       ==========     =========
Weighted average number
  of Ordinary Shares
  outstanding                                7,692,099        5,273,298         5,368,298        3,453,874      2,414,748
                                           ==============================================================================

                             See accompanying notes

                                PHARMA PATCH PLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          [EXPRESSED IN U.S. DOLLARS]

                                                      FOR THE
                                                     SIX-MONTH                                  FOR THE
                                                   PERIODS ENDED                              YEARS ENDED
                                                     AUGUST 31,                              FEBRUARY 28,
                                            ----------------------------------------------------------------------------
                                               1995             1994              1995              1994          1993
                                                 $                $                $                  $            $
                                            ----------------------------------------------------------------------------
                                                    [UNAUDITED]                                     [RESTATED-NOTE 2]
OPERATING ACTIVITIES
Net loss for the period                     (1,737,399)      (9,019,950)      (13,737,444)       (3,227,424)    (718,748)
Add non-cash items
Depreciation and
  amortization                                 181,201          379,329           813,740           365,936       24,575
Stock compensation                                  --               --                --           867,381      100,657
Write-down of fixed assets                          --          836,752           892,271                --
Write-off of Cangene
  acquisition costs                                 --               --           514,791                             --
Loss on disposal of
  Cangene investment                                --               --           478,052                --           --
Write-off of capitalized
  technology                                        --        4,025,000         4,460,852                --           --
Write-off of cumulative
  translation adjustment                            --               --           408,162                --           --
Net change in non-cash
  working, capital
  items [note 9]                                79,809        1,899,375         1,528,131           473,129      (20,967)
                                            ----------------------------------------------------------------------------
                                            (1,476,389)      (1,879,494)       (4,641,445)       (1,520,978)    (614,483)
                                            ----------       ----------        ----------        ----------    ---------
INVESTING ACTIVITIES
Purchase of fixed assets                       (30,312)        (455,413)         (467,369)         (665,450)     (71,626)
Purchase of technology
  [note 1(a)]                                       --               --                --          (447,775)          --
Proceeds of sale of technology
  [note 1(c)]                                       --               --         1,250,000                --           --
Proceeds on sale of
  Cangene shares                                    --               --           657,422                --           --
                                            ----------------------------------------------------------------------------
                                               (30,312)        (455,413)        1,440,053        (1,113,225)     (71,626)
                                            ==========       ==========        ============================    =========
FINANCING ACTIVITIES
Issue of shares, net [note 5]                1,368,474        2,081,010         2,590,947         3,651,676           --
                                            ----------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES
  ON CASH AND
  CASH EQUIVALENTS                                  --               --            (3,275)          (75,305)     (70,527)
                                            ---------------------------------------------        ----------    ---------
Net increase (decrease)
  in cash and cash
  equivalents for the period                  (138,227)        (253,897)         (613,720)          942,168     (756,636)
Cash and cash equivalents,
  beginning of period                          638,745        1,252,465         1,252,465           310,297    1,066,933
                                            ----------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                                500,518          998,568           638,745         1,252,465      310,297
                                            ============================================================================

                             See accompanying notes

                                PHARMA PATCH PLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]

     INFORMATION WITH RESPECT TO THE PERIODS ENDED AUGUST 31, 1994 AND 1995
                      AND SUBSEQUENT PERIODS IS UNAUDITED)

1.  THE COMPANY AND BASIS OF PRESENTATION

         Pharma Patch Plc ["Pharma Patch"] or [the "Company"] was incorporated under the laws of the Republic of Ireland in January 1992. Prior to July 1993, Pharma Patch had no significant assets or operations.

         [a] In July 1993, Pharma Patch acquired an exclusive, perpetual, royalty-free license on all skin penetration enhancement technology held by Therapeutic Patch Research N.V. ["TPR"], a Netherlands Antilles company. Pharma Patch paid cash of $300,000 and issued 600,000 Units [a "Unit" comprises one Ordinary Share, one-half Class A Warrant and one quarter Class B Warrant], 2,400,000 Class C Warrants and 500,000 Class D Warrants as consideration for the license. Concurrently, Pharma Patch issued 1,250,000 Units for cash proceeds of $4,387,500.

         [b] On July 30, 1993, Pharma Patch entered into a share exchange with the shareholders of Medipro Sciences Limited ["Medipro"], whereby 2,309,432 Ordinary Shares of Pharma Patch were exchanged for all of the issued and outstanding common and Class A shares of Medipro. The exchange of shares were accounted for as a reverse acquisition of Pharma Patch by Medipro as the former shareholders of Medipro held a majority of the voting shares of Pharma Patch following the exchange. All the assets of Pharma Patch at the time of the exchange, consisting primarily of the technology acquired from TPR and the cash from the issue of the 1,250,000 Units described in note 1[a], were recorded at their estimated fair market value. There was no excess of the purchase price over the carrying value of the assets.

         [c] On June 30, 1994, the Company acquired substantially all of the assets and assumed certain specified liabilities arising after June 30, 1994 of Pharmetrix Corporation ["Pharmetrix"]. The assets related to patents and the research and development of [i] passive transdermal systems, [ii] a periodontal delivery system and [iii] a buccal system, each for the systemic delivery to humans of therapeutic drugs and compounds. In exchange for the Pharmetrix assets, the Company issued a convertible promissory note in the amount of $5,000,000 [note 4]. These assets are held by and operations are continued under PP Holdings Inc., a wholly-owned subsidiary of Pharma Patch incorporated in the State of California. PP Holdings Inc.'s results of operations are included in the Company's consolidated results from July 1, 1994.

         This acquisition was accounted for under the purchase method of accounting whereby the purchase price for the Pharmetrix assets was allocated to fixed assets at fair market value assumed by the Company. The difference between the purchase price and fair market value of fixed assets was assigned to acquired pharmaceutical technology in the amount of $4,025,000. A portion of this technology was resold to a third party for $1,250,000 and the remaining balance of approximately $2,775,000 [acquired research and development with no alternative non-pharmaceutical uses] was charged to the Company's consolidated statement of loss and deficit.

         A summary of the unaudited pro forma consolidated statements of loss and deficit are set out below to give the pro forma effect to the Pharmetrix acquisition as if Pharmetrix had been included in the consolidated statements of loss and deficit throughout the years ended February 28, 1995 and 1994.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]

                                                                               PRO FORMA          PRO FORMA
                                                                                  1995               1994
                                                                              [UNAUDITED]        [UNAUDITED]
                                                                                   $                  $
                                                                              -----------------------------
Revenues                                                                               --           129,421
Expenses                                                                       14,642,977         7,227,337
                                                                              -----------------------------
Net loss for the year                                                         (14,642,977)       (7,097,916)
Deficit, beginning of year                                                     (8,473,352)       (1,375,436)
                                                                              -----------        ----------
Deficit, end of year                                                          (23,116,329)       (8,473,352)
Loss per Ordinary Share [note 5]                                                    (2.73)            (2.06)
                                                                              ===========        ==========
Weighted average number of Ordinary Shares outstanding                          5,368,298         3,453,874
                                                                              =============================


         [d] The acquisition of the Pharmetrix assets and leased facilities initially increased the Company's annual cash requirements. The acquisition created a duplication of research staff, facilities and equipment. Pharma Patch restructured its operations resulting in the centralization of all research and development activities at the Pharmetrix facility in Menlo Park, California, a reduction of 22 staff positions and termination of lease commitments entered into by the Company for prototype patch manufacturing equipment. In January 1995, the Company ceased operations of its Canadian subsidiary, Medipro Sciences Limited. A charge of $1,492,070 was incurred in fiscal 1995 in connection with this restructuring, primarily consisting of a write-off of production equipment, capital lease equipment, employee termination and lease costs. Employee termination costs of approximately $105,000 were paid and expensed during the year. Of the total $1,492,070 expense, approximately $83,000 was accrued at year end in connection with lease costs.

         In 1995, the Company had acquired a 50% interest in the issued and outstanding shares of Drug Delivery Research Inc. ["DDRI"] for a nominal amount with the intention of using DDRI to perform the research and development work previously being done by Medipro. As a result of the Pharmetrix acquisition and the relocation of research and development activities, DDRI has remained inactive during 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]


         [e] As shown in the consolidated financial statements, the Company has incurred losses from operations of $1,737,399 and $9,019,950 for the six-month periods ended August 31, 1995 and 1994, respectively [$13,737,444, $3,227,424 and $718,748 in its fiscal years ended 1995, 1994 and 1993 respectively]. The Company has an accumulated deficit of $20,077,703 [$18,340,304--February 28, 1995] and a working capital deficit of approximately $324,000 [$609,000--February 28, 1995] as of August 31, 1995. Management
recognizes the need to raise additional cash in fiscal 1996 in order to continue the development of its technologies and products. Management is pursuing various sources of financing and is focusing its immediate efforts on securing additional equity financing including private placement financing of approximately $2,000,000. Of this amount, approximately $1,368,000 of net proceeds had been received by August 31, [note 5(a)]. The Company is also actively pursuing strategic alliances to financially assist with the development of its technology. The Company is presently involved in discussions with both potential private investors and strategic partners to secure additional financing and anticipates completing one or more transactions. Pharma Patch will be dependent upon the proceeds to be raised from these sources to continue its business operations. However, management can give no assurances as to its ability to raise the funds necessary to enable it to conduct its business. If the Company is unable to obtain the necessary cash, other more substantial restructuring actions may become necessary.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles [GAAP] in the United States. Prior years' consolidated financial statements have been restated to comply with U.S. GAAP.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Pharma Patch and its wholly-owned subsidiaries, Medipro Services Limited ["Medipro"] in Canada and PP Holdings, Inc. in the United States. All significant intercompany balances and transactions have been eliminated on consolidation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]


FIXED ASSETS

         Fixed assets are recorded at acquisition cost. The Company provides depreciation and amortization at rates which are expected to charge operations with the cost of the assets over their estimated useful lives using a rate of 20% declining balance. Estimated useful lives are as follows:

Equipment                                                                    5 years
Furniture and office equipment                                               5 years
Leasehold improvements                                                       over the term of the lease

REVENUE RECOGNITION

         Product development fees represent a reimbursement of expenses for wound management proprietary products produced for the licensee.

RESEARCH AND DEVELOPMENT EXPENDITURES

         Research and development expenditures are charged to expense as incurred. Any investment tax credits ["ITCs"] earned as a result of incurring scientific research and experimental development expenditures in Canada ["SRED"] are recorded as a reduction of the related current period expense. No ITC's were recognized in fiscal 1995 [1994--$141,433; 1993--$266,949] or in the six month periods ended August 31, 1995 and 1994.

TECHNOLOGICAL ASSETS

         Licenses purchased from third parties for non-pharmaceutical uses are recorded at acquisition cost and are amortized over their expected useful lives of five years. Non-pharmaceutical licenses are charged to expense when future recovery becomes uncertain. Pharmaceutical patents acquired by the Company are charged to expense in the related current period. Costs associated with the investigation and processing of patents for technologies developed by the Company are considered development costs and, accordingly, are charged to expense as incurred.

         During 1995, the Company wrote off its capitalized non-pharmaceutical technology to reflect the uncertainty of cost recovery through future revenue. The resources required to further develop this technology were otherwise utilized in the Pharmetrix acquisition. Accordingly, the remaining net book value of $1,685,516 was charged to consolidated statements of loss and deficit in fiscal 1995.

STOCK COMPENSATION

         Stock options issued by the Company which are exercisable at a value below the market price of the common stock at the date the option is granted or date option vest, if applicable, gives rise to compensation expense for the excess of such market value over the option price. In addition, shares may be issued at nominal value to certain directors and officers as remuneration, of which certain shares are subject to achieving certain performance criteria. From the time the options are granted and until the performance criteria are satisfied, a compensation expense results from the difference between the underlying share price at such time and the exercise price.

FOREIGN CURRENCY TRANSLATION

[A]  FUNCTIONAL CURRENCY

         The acquisition of the Pharmetrix assets and termination of operations of Medipro Sciences Limited has resulted in a change in functional currency during 1995 from Canadian dollars to U.S. dollars.

         Prior to fiscal 1995, the Company's functional currency was Canadian dollars. As the Company's operating activities are now principally in the United States, the Company also changed its reporting currency to U.S. dollars in 1995. Prior year financial statements have been restated to reflect this change in reporting currency.

         Assets and liabilities stated in functional currencies other than the U.S. dollar are translated at the year-end exchange rate and revenues and expenses at the average rate of exchange for the year. Foreign exchange gains and losses from transactions in currencies other than the applicable functional currency are reflected in income during the year. Gains or losses arising on the translation of financial statements give rise to a cumulative translation adjustment which is included as a component of shareholders' deficiency. In 1995, the Company ceased carrying on business in Canada and accordingly charged the cumulative translation adjustment to expense.

[B]  CUMULATIVE TRANSLATION ADJUSTMENT

         The following is a continuity schedule of the cumulative translation adjustment included in shareholders' deficiency:

                                                                                      FOR THE
                                                           AS AT                    YEARS ENDED
                                                          AUGUST 31,               FEBRUARY 28,
                                                          --------------------------------------------------
                                                            1995        1995            1994           1993
                                                                          $              $               $
                                                          --------------------------------------------------
Balance, beginning of period                                --         346,326         86,941          5,372
Translation adjustments arising
  during the period                                         --          61,836        259,385         81,569
Write-off                                                   --        (408,162)            --             --
                                                          --------------------------------------------------
Balance, end of period                                      --              --        346,326         86,941
                                                          ==================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]

3.  FIXED ASSETS

         Fixed assets consist of the following:

                                                                               AUGUST 31, 1995
                                                                               ---------------
                                                                                 ACCUMULATED          NET
                                                                                DEPRECIATION/         BOOK
                                                                    COST         AMORTIZATION        VALUE
                                                                     $                $                $
                                                                 ------------------------------------------
Equipment                                                          889,047          329,482         559,565
Furniture and office equipment                                      66,780           28,100          38,680
Leasehold improvements                                             232,650           81,406         151,244
Construction-in-progress                                                --               --              --
                                                                 ------------------------------------------
                                                                 1,188,477          438,988         749,489
                                                                 ==========================================

                                                  FEBRUARY 28, 1995                             FEBRUARY 28, 1994
                                      -------------------------------------------------------------------------------------
                                                    ACCUMULATED          NET                       ACCUMULATED        NET
                                                   DEPRECIATION/        BOOK                      DEPRECIATION/       BOOK
                                         COST      AMORTIZATION         VALUE           COST       AMORTIZATION      VALUE
                                          $              $                $              $              $              $
                                      -------------------------------------------------------------------------------------
Equipment                               858,735        195,861         662,874        414,796         98,857        315,939
Furniture and office
  equipment                              66,780         14,759          52,021         43,389         12,094         31,295
Leasehold improvements                  232,650         47,167         185,483         34,896          6,979         27,917
Construction-in-progress                     --             --              --        310,215             --        310,215
                                      -------------------------------------------------------------------------------------
                                      1,158,165        257,787         900,378        803,296        117,930        685,366
                                      =====================================================================================

4.  NOTE PAYABLE

         During fiscal 1995, the Company issued a $5,000,000 senior secured convertible promissory note [note 1(c)]. The promissory note bears interest at the rate of 10% per annum, and interest only is payable semi-annually. The principal amount of the note is due and payable in full on June 30, 1996.

         As collateral for the promissory note, the Company has pledged substantially all of the assets acquired from Pharmetrix being held in the Company's subsidiary, PP Holdings Inc.

         The note is convertible at the option of Pharmetrix at any time during the term of the note. All or specified portions of the note may be converted into a specified number of Ordinary Shares of Pharma Patch. The number of shares are specified in the agreement and vary from 750,000 to 1,300,000 depending on the date of conversion. The Company may elect to make prepayments, which are tenderable, in cash or shares, under the conversion mechanism.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]

5.  CAPITAL STOCK

[A]  PHARMA PATCH CAPITAL STOCK

         The authorized and issued Ordinary Shares of Pharma Patch at May 31, 1995 are as follows:

AUTHORIZED

         The Company has authorized 52,046,576 Ordinary Shares of IR Pound 0.01 representing an aggregate par value of IR Pound 520,466.

ISSUED

                                                                                                                PREMIUM IN
                                                                                                                EXCESS OF
                                                                            NUMBER OF           PAR VALUE       PAR VALUE
                                                                              SHARES                $               $
                                                                            ---------------------------------------------
Balance, July 30, 1993 prior to exchange [note 6(b)]                               --           1,878,789         255,821
Issued for cash prior to July 31, 1993                                        212,500               2,763              --
Impact of the acquisition of Medipro including
  the exchange of shares[i]
- --elimination of Medipro equity                                                                   255,821
(255,821)
- --creation of Pharma Patch equity                                           2,309,432                  --              --
Issued in exchange for technology license,
  July 30, 1993 [ii]                                                          600,000               8,290       2,097,711
Issued for cash July 30, 1993 [iii]                                         1,250,000              17,269       4,370,231
Share issue expenses                                                               --                  --
(211,713)
Stock compensation [iv]                                                            --                  --         867,381
                                                                            ---------------------------------------------
Balance, February 28, 1994                                                  4,371,932           2,162,932       7,123,610
                                                                            ---------------------------------------------
Issued for cash, March 7, 1994 [v]                                            600,000               8,828       3,706,172
Share issue expenses [v]                                                           --                  --
(1,633,990)
Issued in exchange for Cangene shares [vi]                                    439,999               6,720       1,764,276
Issued in payment of professional fees [vii]                                  328,322               5,163         488,371
                                                                            ---------------------------------------------
Balance, February 28, 1995                                                  5,740,253           2,183,643      11,448,439
                                                                            =============================================
Issued in payment of professional fees [viii]                                 300,389               4,712         324,110
Issued in payment of accrued salaries [ix]                                    174,167               2,525         171,642
Issued for cash through private placement [x]                               1,583,400              24,111       1,540,689
Share issuance expenses [x]                                                        --                  --
(196,326)
Officers and directors [xi]                                                   926,563              14,640         726,610
                                                                            ---------------------------------------------
Balance, August 31, 1995 [unaudited]                                        8,724,772           2,229,631      14,015,164
                                                                            =============================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]


         [i] Issued in connection with the share exchange with the shareholders of Medipro described in note 1[b].

         [ii] Issued in connection with the Units issued for the royalty-free licensing agreement described in note 1[a].

         [iii] On July 30, 1993, the Company issued 1,250,000 Units for cash of $4,387,500.

         [iv]  Accounted for as described in note 2.

         [v] On March 7, 1994, the Company completed an initial public offering for 600,000 American Depository Shares, 575,000 Class B Warrants and 575,000 Class C Warrants of the Company. The securities are traded on the NASDAQ exchange. Gross proceeds from the offering were $3,715,000, issue costs were $1,633,990 and net proceeds were $2,081,010.

         [vi] Issued in connection of the private acquisition of 1,319,996 Common Shares of Cangene Corporation [note 6].

         [vii] Issued to various professionals in lieu of cash payments totaling $493,534 for services rendered.

         [viii] As of August 31, 1995, 300,389 Ordinary Shares were issued in lieu of cash payments totaling $328,822.

         [ix] In May 1995, the Company declared bonuses totaling $261,250 pursuant to employment agreements for key executive employees. One third of each bonus will be paid in cash and the balance of $174,167 was paid in Ordinary Shares valued at $1.00 per share.

         [x] As of August 31 1995, the Company completed a private placement to issue 1,583,400 Ordinary Shares for proceeds of $1,368,474 net of issuance costs of $196,326.

         [xi] In June, 1995, the Company's Board of Directors authorized the issuance of 926,563 Ordinary Shares to officers and directors or their affiliates at a share price of $.80. Each person or entity executed a promissory note which is secured by a pledge of the shares as payment for the shares received. The promissory notes, totaling $741,250, have an interest rate of 8% per annum with principal and interest due and payable upon maturity on December 31, 1996.

[B]  MEDIPRO CAPITAL STOCK

         As more fully described in note 1[b], the capital structure was reorganized upon the exchange of shares with Pharma Patch on July 30, 1993. The basis for exchange was approximately 0.59 and 0.45 Pharma Patch Ordinary Shares for each Medipro common share and Class A share, respectively. The capital stock of Medipro for the periods ending July 30, 1993 is summarized below.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]

                                                       COMMON SHARES                    CLASS A SHARES
                                                -----------------------------------------------------------        TOTAL
                                                                   STATED                            STATED       STATED
                                                NUMBER OF          VALUE          NUMBER OF           VALUE        VALUE
                                                 SHARES              $              SHARES              $            $
                                                -------------------------------------------------------------------------
Balance, February 28, 1992                      2,465,753        1,061,119        1,652,466         817,670     1,878,789
Issued pursuant to the
  Medipro stock option plan                       100,000               --               --              --            --
                                                -------------------------------------------------------------------------
Balance, February 28, 1993                      2,565,753        1,061,119        1,652,466         817,670     1,878,789
Issued pursuant to the Medipro
  stock option plan                                75,128               --               --              --            --
                                                -------------------------------------------------------------------------
Balance, July 30, 1993 prior
  to exchange                                   2,640,881        1,061,119        1,652,466         817,670     1,878,789
                                                =========================================================================


         In addition to capital stock, Medipro had contributed surplus, which for comparative purposes, has been classified as premium in excess of par value, of $255,821 at July 30, 1993 and at February 28, 1993.

[C]  WARRANTS

         The details of outstanding warrants as at August 31, 1995 are as follows:

CLASS A WARRANTS--922,000 OUTSTANDING [1995--925,000; 1994--925,000]

         Each Class A Warrant entitles the holder to purchase one Ordinary Share and one Class B Warrant at an exercise price of $3.33 commencing on May 29, 1994 until February 28, 1999. The warrants are redeemable by the Company at a price of $0.10 if certain stock price conditions exist.

CLASS B WARRANTS--1,030,925 OUTSTANDING [1995--1,037,500; 1994--462,500]

         Each Class B Warrant entitles the holder to purchase one Ordinary Share at an exercise price of $4.00 commencing on May 29, 1994 until February 28, 1999. The warrants are redeemable by the Company at a price of $0.10 if certain stock price conditions exist.

CLASS C WARRANTS--2,947,375 OUTSTANDING [1995--2,975,000; 1994--2,400,000]

         The Class C Warrants are exercisable to purchase one Unit consisting of one Ordinary Share, one- half of a Class A Warrant and one-quarter of a Class B Warrant at an exercise price of $6.67 per Unit. The Class C Warrants are not exercisable until [i] the Company generates revenues in excess of $10,000,000 in any one fiscal year or the Units, or the sum of their components [ii] trade at a price equal to 200% of the Initial Public Offering ["IPO"] price of $6.00. The Class C Warrants are exchangeable at

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]

the option of the warrant holders for Units of the Company on a formula basis, reflecting the spread between the exercise price of the Warrants and the fair market value price of the Units [or the sum of their component parts] at the time when the exchange is requested by the warrant holders. These warrants expire on February 28, 1999.

CLASS D WARRANTS--500,000 OUTSTANDING [1995--500,000; 1994--500,000]

         The Class D Warrants are exercisable, commencing on May 29, 1994, to purchase one Unit consisting of one Ordinary Share, one-half of a Class A Warrant and one-quarter of a Class B Warrant. The exercise price per Class D Warrant is $2.67 and the warrants expire on July 30, 1997.

         The Class D Warrants are exchangeable at the option of the warrant holders for Units of the Company on a formula basis, reflecting the spread between the exercise price of the Warrants and the fair market price of the Units [or the sum of their component parts] at the time when the exchange is requested by the warrant holders.

         The exercise prices of the Class A, B, C and D Warrants were initially determined by the Board of Directors and were either equal to or exceeded the fair market value of the Company's share price at the date the Warrants were granted. Exercise prices are subsequently adjusted, in accordance with the formula stipulated in the Warrant Agreement, if the Company issues or sells shares for consideration less than the greater of the initial public offering price or market price.

[D]  STOCK OPTION PLAN

         The Company has adopted stock option plans which allows an aggregate maximum of 700,000 Ordinary Shares of the Company to be available for awards to employees, officers and directors. The exercise price of these options is determined by the Compensation Committee of the Board of Directors but will be at least 100% of the fair market value of the options at the date the option is granted. Some of these options vest upon receipt by the Company, prior to February 29, 1996, of a written commitment from pharmaceutical companies to participate in strategic alliances. As of February 28, 1995, 685,000 options have been issued at an exercise price of $2.00.

         Changes to issued options are as follows:

                                                                                       NUMBER OF OPTIONS
                                                                                       -----------------
                                                                                 SIX MONTH
                                                                                PERIOD ENDED        YEAR ENDED
                                                                                 AUGUST 31,        FEBRUARY 28,
                                                                                    1995               1995
                                                                                ------------------------------
Number of options exercisable, beginning of period                                685,000            550,000
New options granted                                                                    --            265,000
Options expired                                                                        --           (130,000)
                                                                                 ---------------------------
Number of options exercisable, end of period                                      685,000            685,000
                                                                                 ===========================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]


[E]  LOSS PER SHARE

         The net loss per share calculations are based on the weighted average number of shares outstanding during the respective periods. In addition, the loss per share calculation have taken into account the shares, options and warrants issued at prices below the Company's IPO price, in the twelve-month period prior to the initial filing of the IPO. These have been treated as outstanding during all the periods presented prior to March 7, 1994. The Company has used the treasury stock method of determining the dilutive effect of all options and warrants for the period after March 7, 1994. The weighted average number of Ordinary Shares outstanding was 7,692,099 and 5,273,849 at August 31, 1995 and 1994 respectively. [5,368,298--1995; 3,453,874--1994;
2,414,748--1993]. The loss per Ordinary Share has been restated, from amounts previously reported for the years ending February 28, 1994 and 1993, to change the weighted average number of shares outstanding during these periods.

6.  CANGENE ACQUISITION AND DISPOSAL

         On June 13, 1994, the Company completed a private acquisition of 1,319,996 Common Shares in the capital of Cangene Corporation ["Cangene"] from ARCA Investments Inc. ["ARCA"]. In payment for these shares, the Company issued a total of 439,999 of its Ordinary Shares, on the basis of one Ordinary Share for each three shares of Cangene of ARCA. This acquisition was part of a take over bid to acquire all of the outstanding Common Shares of Cangene. The bid was subsequently withdrawn. The Company incurred acquisition costs of approximately $515,000, substantially all of which were paid for with Cangene shares.

         Certain of the Cangene shares were sold resulting in net cash proceeds of approximately $657,000 and the balance was used to settle outstanding professional fees totaling approximately $630,000. The Company incurred a loss on disposition of the Cangene shares of approximately $478,000.

7.  RESEARCH AND DEVELOPMENT EXPENDITURES

         Prior to July 30, 1993, Medipro was a Canadian Controlled Private Corporation, as defined under the Income Tax Act (Canada), and, accordingly, was entitled to receive a refund on a portion of its ITCs earned on eligible SRED. These refundable ITCs, which are similar to government grants provided for performing qualifying research activities, were recorded in income as earned. As a result of the change in the ownership of Medipro in fiscal 1994, the ITCs are earned subsequently at the rate of 20% of eligible SRED and will no longer be refundable and will only be available to reduce income taxes payable in Canada.

         The Financial Accounting Standards Board has issued Financial Accounting Standard No. 109 "Accounting for Income Taxes" ["FAS 109"] which was effective for the Company's February 28, 1994 fiscal year. Pharma Patch adopted FAS 109, effective March 1, 1993. At the date of adoption and as at February 28, 1994 and 1995, Medipro had research and development expenses not claimed for income tax purposes of approximately $1,715,000, $1,743,000 and $2,831,000 respectively, available to reduce

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]

taxable income of Medipro in future years. Due to the significant uncertainty relating to the Company's ability to utilize these expenses to offset taxable income, valuation allowances are recognized to offset all of the deferred tax assets relating to these expenses. At August 31, 1995, the Company has approximately $2,870,000 of unused research and development expenses. These unclaimed research and development expenses may be carried forward indefinitely for income tax purposes.

         At August 31 1995, the Company also had unused operating loss carryforwards amounting to approximately $15,845,000 available to reduce future taxable income. A valuation allowance has been set up to offset the deferred tax benefit of these loss carryforwards. These losses expire as follows:

YEAR OF EXPIRY                                                                                       $
- ----------------------------------------------------------------------------------------------------------
2001                                                                                             1,448,000
2002                                                                                             1,205,000
2010                                                                                             4,421,000
2011                                                                                             1,239,000
Unlimited carryforward                                                                           7,532,000
                                                                                                 =========

         Deferred income taxes have been provided in timing differences as follows:


                                                      FOR THE
                                                     SIX-MONTH                       FOR THE
                                                   PERIOD ENDED                    YEARS ENDED
                                                    AUGUST 31,                    FEBRUARY 28,
                                                   ---------------------------------------------------------
                                                     1995              1995             1994          1993
                                                      $                  $               $              $
                                                   ---------------------------------------------------------
Tax benefit of loss
  carryforward recovery                             6,171,500        5,689,000             --             --
Tax benefit of unclaimed
  research and development
  expense                                           1,286,000        1,269,000        767,000        754,000
Valuation allowance                                (7,457,500)      (6,958,000)      (767,000)      (754,000)
                                                   ----------       ----------       --------       --------
                                                           --               --             --             --
                                                   =========================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]

8.  COMMITMENTS

         As at August 31, 1995, the Company had commitments under operating leases requiring future minimum annual payments approximately as follows:

                                                                                                       $
                                                                                                       -
1996                                                                                                157,000
1997                                                                                                323,000
1998                                                                                                336,000
1999                                                                                                350,000
2000                                                                                                103,000
                                                                                                  ---------
                                                                                                  1,269,000
                                                                                                  =========

         Total rent expensed during the six month periods ended August 31, 1995 and 1994 amounted to approximately $159,100 and $84,350, respectively [1995--379,000; 1994--$54,000; 1993--$33,000]. Of the fiscal 1995 amount,
$83,000 related to restructuring.

9.  NET CHANGE IN NON-CASH WORKING CAPITAL

         The net change in non-cash working capital balances for each of the periods are noted below:

                                                       FOR THE
                                                      SIX-MONTH                                   FOR THE
                                                    PERIODS ENDED                               YEARS ENDED
                                                      AUGUST 31,                                FEBRUARY 28,
                                              -----------------------------------------------------------------------------
                                                1995             1994              1995               1994            1993
                                                  $               $                 $                  $               $
                                              -----------------------------------------------------------------------------
                                                     [UNAUDITED]
Decrease (increase)
Accounts receivable                           (339,456)         (69,010)           27,305           (37,736)        (17,855)
Investment tax credits
  receivable                                        --           91,606           136,937           141,109         (27,604)
Prepaid expenses and deposits                  (20,490)         (69,296)           (6,238)          (38,719)         (1,009)
Accounts payable                               119,377          971,016           439,763           186,082          12,005
Accrued capital duties                              --               --           (77,148)          148,148              --
Accrued consulting and other
  liabilities                                 (182,611)          88,085           107,561           105,759          18,796
Accrued salaries                                    --               --           261,250                --              --
Accrued interest on
  long-term debt                                    --               --            83,333                --              --
Prepaid share issue costs                           --          888,390                --                --              --
Other                                          502,989           (1,416)          555,368           (31,514)         (5,300)
                                              -------------------------         ---------------------------         -------
                                                79,809        1,899,375         1,528,131           473,129         (20,967)
                                              =============================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]


10.  CONSOLIDATED STATEMENTS OF CASH FLOWS

         During the year ended February 28, 1995, the amount of cash interest paid was $250,000 [1994--nil; 1993--nil]. Cash interest of $250,000 was paid in the six month period ended August 31, 1995 and no cash interest was paid in the six month period ended August 31, 1994. Capital taxes of approximately $89,000 were paid in the six month period ended August 31, 1994, [1995--$89,000; 1994--nil; 1993--nil] in connection with the issuance of shares, primarily relating to the initial public offering. No income taxes were paid during any of these periods.

         All short-term, highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

         In addition to the transactions described in the consolidated statements of cash flows, the Company completed the following transactions which did not result in an outflow of cash and are not reflected in the consolidated statements of cash flows:

         [a] In fiscal 1994, the Company purchased technology in the amount of $2,406,001 of which $2,106,001 was satisfied through the issuance of the Units referred to in note 5 and the balance in cash of $300,000; and

         [b] In fiscal 1994, the acquisition of Medipro by Pharma Patch as part of a share exchange referred to in note 5.

         [c] In fiscal 1995, the Company purchased technology in the amount of $4,025,000 and fixed assets of $975,000 which was satisfied through the issuance of a $5,000,000 note payable referred to in note 1[c].

         [d] In fiscal 1995, the Company acquired an investment of $1,770,996 in Cangene which was satisfied through the issuance of 439,999 Ordinary Shares. In addition, a portion of these Cangene shares were used to settle outstanding professional fees of approximately $630,000.

         [e] In fiscal 1995, the Company issued 328,322 Ordinary Shares as consideration for settling outstanding professional fees totaling approximately $494,000.

         [f] In the six month period ended August 31, 1995, 300,389 shares were issued in lieu of payment to settle outstanding professional fees of approximately $328,822 and 174,167 shares to settle salaries accrued in fiscal 1995 in the amount of $174,167.

         [g] In the six month period ended August 31, 1995, 926,563 Ordinary Shares were issued to officers and directors or affiliates in exchange for promissory notes of $741,250.


11.  RELATED PARTY TRANSACTIONS

         In 1993, the Company had entered into an agreement, which expires on December 31, 2011, with a shareholder whereby the Company has granted the licensee:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]


         [a] the exclusive right to produce and sell one of the Company's wound management proprietary products within certain territories; and

         [b]  the non-exclusive world-wide rights to distribute the product.

         Substantially all of the license and product development fees recognized in 1993 and 1994 were received from this shareholder. Product development fees recorded in the six month period ended August 31, 1995 occurred with outside third parties.

12.  SEGMENT INFORMATION

         Substantially all of the Company's operations are related to a single industry segment, that being research and development of advanced transdermal drug delivery systems and skin penetration enhancers. The following information relates to geographic segments of the Company:

                                                      FOR THE
                                                     SIX-MONTH                                  FOR THE
                                                   PERIODS ENDED                              YEARS ENDED
                                                    AUGUST 31,                               FEBRUARY 28,
                                            ----------------------------------------------------------------------------
                                               1995             1994             1995               1994           1993
                                                $                $                 $                 $              $
                                            ----------------------------------------------------------------------------
                                                    [UNAUDITED]
Revenues
  Canada                                           --               --                --           129,421       130,763
  United States                               453,377               --                --                --            --
                                            ----------------------------------------------------------------------------
  Consolidated revenue                        453,377               --                --           129,421       130,763
                                            ============================================================================
Expenses
  Canada                                           --        4,593,938         9,316,380         3,356,845       849,511
  United States                             2,190,776        4,426,012         4,421,064                --            --
                                            ----------------------------------------------------------------------------
  Consolidated expenses                     2,190,776        9,019,950        13,737,444         3,356,845       849,511
                                            ============================================================================
Operating loss
  Canada                                           --        4,593,938         9,316,380         3,227,424       718,748
  United States                             1,737,399        4,426,012         4,421,064                --            --
                                            ----------------------------------------------------------------------------
Consolidated operating loss                 1,737,399        9,019,950        13,737,444         3,227,424       718,748
                                            ============================================================================
Identifiable assets
  Canada                                           --        4,869,378            61,243         5,237,293       753,729
  United States                             2,440,102          950,193         1,566,778                --            --
                                            ----------------------------------------------------------------------------
Consolidated total assets                   2,440,102        5,819,571         1,628,021         5,237,293       753,729
                                            ============================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          [EXPRESSED IN U.S. DOLLARS]


13.  SUBSEQUENT EVENT

         Subsequent to August 31, 1995, the Company sold substantially all of its assets to Technical Chemicals and Products, Inc. ("TCPI") in exchange for 786,214 shares of TCPI common stock valued at approximately $12,000,000 and the assumption by TCPI of the $5,000,000 promissory note previously issued by the Company. As a result of this transaction, the Company owns approximately 10% of TCPI's outstanding common shares. The Company intends to obtain shareholder approval to dissolve the Company and distribute the TCPI shares received from the sale to its shareholders.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES

Introductory Note

         On November 15, 1995, Technical Chemical and Products, Inc. and subsidiaries ("the Company") purchased certain assets of Pharma Patch Public Limited Company ("Pharma Patch"), an Ireland corporation, including substantially all of the assets of its wholly-owned subsidiary, PP Holdings, Inc. ("PPH"), a California corporation (collectively referred to as the "Purchased Assets"). In consideration for the Purchased Assets, consisting of accounts receivable of $207,917, property and equipment of $1,624,330 and intangible assets of $16,801,641, the Company (i) issued an aggregate of 886,214 shares of the Company's common stock valued at $13,435,000 of which 491,384 shares were issued to Pharma Patch, 294,830 shares were issued to PPH and 100,000 shares were issued to an advisor who assisted the Company in this transaction; (ii) issued two promissory notes with an aggregate principal amount of $5,000,000 to Flora, Inc. ("Flora") in exchange for the cancelation of a $5,000,000 promissory note issued to Flora by Pharma Patch; (iii) issued a third promissory note to Flora in the principal amount of $188,888; and (iv) paid $5,000 to each Pharma Patch and PPH. In addition, the Company incurred acquisition costs totaling $275,945 in connection with this acquisition, which are included in intangible assets.

         The acquisition of the Purchased Assets, described above, was recorded pursuant to the purchase method of accounting and, therefore, the operating results related to the Purchased Assets are included in the Company's operating results beginning November 15, 1995. The Purchased Assets are presently utilized exclusively in research and development activities.

         The following tables set forth certain unaudited pro forma condensed consolidated financial information for the Company, after giving effect to the acquisition of the Purchased Assets, as if such purchase has been consummated, with respect to the consolidated statement of operations, as of January 1, 1995. The following table is not necessarily indicative of the consolidated results of operations, as they may be in the future or as they might have been had the purchase been consummated on the respective dates assumed.

         The unaudited pro forma condensed consolidated financial information reflects various estimates and, accordingly, is subject to change based on actual results. Historical financial information relating to the Purchased Assets contained in the accompanying unaudited pro forma condensed consolidated financial information has been obtained from Pharma Patch.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
                   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                            STATEMENT OF OPERATIONS

                                               TECHNICAL                              PRO FORMA ADJUSTMENTS
                                             CHEMICALS AND       PHARMA PATCH
                                            PRODUCTS, INC.      PUBLIC LIMITED                                COMBINED
                                           AND SUBSIDIARIES         COMPANY                                   PRO FORMA
                                           ----------------     -------------------------------------------------------
                                                                  PERIOD FROM
                                                                  JANUARY 1,
                                              YEAR ENDED            1995 TO                                  YEAR ENDED
                                             DECEMBER 31,        NOVEMBER 15,               PRO FORMA       DECEMBER 31,
                                                 1995                1995                  ADJUSTMENTS          1995
                                              ----------          ----------               -----------      ------------
Gross sales                                  $ 4,711,994         $   389,055(b)        $         --          $ 5,101,049
Returns and allowances                          (523,533)                 --                     --             (523,533)
                                             ---------------------------------------------------------------------------
  Net sales                                    4,188,461             389,055                     --            4,577,516
Cost of sales                                  3,252,750                  --                     --            3,252,750
                                             ---------------------------------------------------------------------------
  Gross profit                                   935,711             389,055                     --            1,324,766
Operating expenses:
Selling, general and
  administrative                               2,025,847           1,925,791(b)           1,039,942(c)         4,991,580
Research and development                         434,981           1,368,819(b)                                1,803,800
                                             ---------------------------------------------------------------------------
Loss from operations                          (1,525,117)         (2,905,555)            (1,039,942)          (5,470,614)
Other income (expense):
  Interest income                                164,012                  --                     --              164,012
  Interest expense                               (71,573)           (421,000)                    --             (492,573)
Gain on assets sold                                   --          16,397,245(b)         (16,397,245)(d)               --
                                             ---------------------------------------------------------------------------
(Loss) income before
  extraordinary item                          (1,432,678)         13,070,690            (17,437,187)          (5,799,175)
Extraordinary item-loss on
  early extinguishment of debt                    60,950                  --                     --               60,950
                                             ---------------------------------------------------------------------------
Net (loss) income                            $(1,493,628)        $13,070,690           $(17,437,187)         $(5,860,125)
                                             ===========================================================================
Loss per common share:
  Before extraordinary item                  $      (.20)                                                    $      (.73)
  Extraordinary loss                                (.01)                                                           (.01)
                                             -----------                                                     -----------
Net loss                                     $      (.21)                                                    $      (.74)
                                             ===========                                                     ===========
Weighted average common shares
  outstanding                                  7,069,507                                    886,214(a)         7,955,721
                                             ===========                               ============          ===========


               See accompanying notes to unaudited pro forma condensed consolidated financial information.

            TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED PRO FORMA CONDENSED
                       CONSOLIDATED FINANCIAL INFORMATION

         The following pro forma adjustments have been made to the consolidated statement of operations for the year ended December 31, 1995, as if the acquisition had taken place on January 1, 1995.

         (a) To record the effect on the weighted average common shares outstanding of the issuance of 886,214 shares of common stock in connection with the acquisition of the Purchased Assets.

         (b) To record the historical results of operations related to the Purchased Assets of Pharma Patch as recorded in the accounting records of Pharma Patch for the period from January 1, 1995 through November 15, 1995.


         (c) To record depreciation and amortization expense related to the Purchased Assets for the period from January 1, 1995 through November 15, 1995, to reflect the new basis of certain of the assets acquired and the amortization of the goodwill associated with the Purchased Assets over a period of 15 years.

         (d) To eliminate the gain on the disposition of the Purchased Assets recognized by Pharma Patch.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers of the Company are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions and ages of the Company's executive officers and directors as of December 31, 1995


                     NAME                          AGE                               POSITION
                     ----                          ---                               --------
Jack L. Aronowitz(1)  . . . . . . . . . . . .      55      President, Chief Executive Officer and Chairman of the Board
                                                           of Directors

Martin Gurkin, Ph.D.  . . . . . . . . . . . .      63      Senior Vice President, Chief Operating Officer and Director

Cleve W. Laird, Ph.D. . . . . . . . . . . . .      56      Executive Vice President and Director

John E. Pippert . . . . . . . . . . . . . . .      63      Senior Vice President, Marketing and Sales

Thomas S. Spencer, Ph.D.  . . . . . . . . . .      50      Vice President, Pharmaceutical Development of the Pharmetrix
                                                           Division

Murray D. Watson(2) . . . . . . . . . . . . .      51      Director

Elias Amador, M.D., Ph.D.(1)(3) . . . . . . .      63      Director Nominee

Kathryn R. Harrigan M.B.A., D.B.A.(1)(3). . .      44      Director Nominee

___________________________
(1) To serve as a member of the Company's Compensation Committee and Audit Committee.
(2)  Murray Watson resigned as a member of the Board of Directors in May 1996.
(3)  To serve as a member of the Company's Stock Option Committee.


         JACK L. ARONOWITZ, the founder of the Company, has been President and Chairman of the Board of Directors since January 1992 and Chief Executive Officer since January 1996. Prior to founding the Company, Mr. Aronowitz served as Executive Vice President, Technical Director and Director of Operations of TechniMed Corporation from May 1985 to October 1991 and as President from January 1983 to April 1985. TechniMed was engaged in the medical diagnostic and biochemical businesses. Mr. Aronowitz has been involved in the development and commercialization of medical diagnostic products for over 35 years. Mr. Aronowitz is the President of the Florida Institute of Chemists.

         MARTIN GURKIN, PH.D. has been Senior Vice President, Chief Operating Officer and a Director of the Company since January 1996. Prior to joining the Company, Dr. Gurkin served as Vice President of ISCO, Inc., a company engaged in the manufacture of scientific analytical instrumentation, from October 1989 to December 1995. Prior to joining ISCO, Inc., Dr. Gurkin was employed in various capacities for over 17 years by E. M. Science (an affiliate of E. Merck
KGAA), a company engaged in the manufacturing of laboratory reagents and chromatography supplies.

         CLEVE W. LAIRD, PH.D. has been Executive Vice President of the Company since February 1992 and a Director of the Company since January 1992. Since 1986, Dr. Laird has also served as President and Chief Executive Officer of Drial Consultants, Inc., a consulting and advisory firm to the medical, pharmaceutical and diagnostic device industries. Although still engaged in some private consulting, Dr. Laird is employed full time by the Company. Dr. Laird's health care industry experience also includes employment as Director of Laboratory Services for International Remote Imaging Systems, a company engaged in the development, production and sale of medical instrumentation for urine analysis, from 1981 to 1986, as well as various assignments with the Clinical Diagnostics and Medical Products Division of Union Carbide, from 1977 to 1980.

         JOHN E. PIPPERT has been Senior Vice President, Marketing and Sales of the Company since March 1995. Prior thereto, Mr. Pippert served as Director of Marketing for Western Biomedical Enterprises, Inc., a company engaged in the manufacture of medical diagnostic products, from January 1990 to February 1995. During that period, Mr. Pippert also served as a senior consultant to Drial Consultants, Inc. Mr. Pippert was Vice President and Chief Operating Officer of Clovis Laboratory Software, Inc. and Director of Marketing and Sales for Laboratory Consulting, Inc., companies engaged in the development of laboratory computer software, from January 1987 to December 1990. Mr. Pippert also worked in various capacities for the Medical Diagnostics Division of E.I. Dupont de Nemours & Co., Inc. from 1972 to 1984.

         THOMAS S. SPENCER, PH.D. has been Vice President, Pharmaceutical Development of the Company's Pharmetrix Division since November 1995. Prior to joining the Company, Dr. Spencer served as Executive Vice President and Chief Technical Officer of Pharma Patch from August 1994 to November 1995. Prior to joining Pharma Patch, Dr. Spencer was Vice President of Research and Development at Cygnus from May 1988 until January 1994. While at Cygnus, he was in charge of a research and development organization consisting of over 90 members, responsible for the commercialization of Cygnus' products.

         MURRAY D. WATSON was a Director of the Company from January 1996 until May 1996. Since July 1993, Mr. Watson has served as Chairman of the Board and Chief Executive Officer of Pharma Patch. Prior thereto, Mr. Watson served as President and Chief Operating Officer of Medipro Sciences Limited, a company engaged in the research and development of transdermal drug delivery systems, from November 1987 to July 1993. Mr. Watson has over 25 years of experience in the international health care industry including serving as Vice President of Picker International Inc., President of Odyssey Inc. and General Manager of American Hospital Supply Corp. of Canada. In addition, Mr. Watson acted as President of the M.D.W. Group Inc., a privately owned merchant banking company since 1985, where he managed a broad spectrum of business ventures. Mr. Watson currently serves as a director of Vista Technologies, Inc., a company engaged in the laser vision business.

         ELIAS AMADOR, M.D., PH.D. has been nominated to become a Director of the Company immediately following the closing of the Offering. Since 1980, Dr. Amador has served as Chief Pathologist of the Los Angeles County Martin Luther King, Jr./Drew Medical Center. Dr. Amador is also a Professor and Chairman of the Pathology Department at the Charles R. Drew Medical School and Professor of Pathology in Residence at the University of California, Los Angeles School of Medicine.

         KATHRYN R. HARRIGAN, M.B.A., D.B.A., has been nominated to become a Director of the Company immediately following the closing of the Offering. Ms. Harrigan has been a professor at Columbia Business School since 1981 and was named the Henry L. Kravis Professor of Business Leadership at Columbia Business School in 1993. Since 1994, Professor Harrigan has served on the Board of Directors of Cambrex Corporation, a company engaged in the international specialty chemicals business. In 1995, Professor Harrigan joined the Board of Directors of Schuller (formerly Manville Corporation), an international building and filtration company.

         The Company is currently in the process of interviewing candidates for the position of full-time chief financial officer. The Company anticipates hiring an individual for this position during the first half of 1996.

         There is no family relationship between any executive officer or director of the Company.

SECTION 16 FILING VIOLATIONS

         Thomas S. Spencer inadvertently failed to file on a timely basis an Initial Statement of Beneficial Ownership of Securities on Form 3 upon becoming an officer of the Company in late 1995. Mr. Spencer subsequently made his Form 3 filing. Otherwise, all Forms 3, 4 and 5 filings appear to have been made when due.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1995, Jack L. Aronowitz, the Company's President, Chief Executive Officer and Chairman of the Board, participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

COMPENSATION OF DIRECTORS

         Each non-employee director of the company is paid a fee of $500 per each meeting of the Board of Directors attended and is reimbursed for travel expenses. No director who is an employee of the Company receives separate compensation for services rendered as a director.

1992 INCENTIVE STOCK OPTION PLAN

         The Company has adopted the 1992 Incentive Stock Option Plan (the "Plan") under which 800,000 shares of Common Stock are reserved for issuance upon the exercise of options granted thereunder. The primary purpose of the Plan is to attract and retain capable executives and employees by offering them a greater personal interest in the Company's business through stock ownership. Until an appropriate Committee of the Company's Board of Directors is appointed, the Plan will be administered by the Company's Board of Directors, which will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price. After the consummation of the Offering, it is intended that the Stock Option Committee will administer the Plan. The exercise price of any stock option granted under the Plan to an eligible employee must be equal to the greater of the fair market value of the shares on the date of grant or the initial public offering price for a period of two years, and after such two year period, must equal the fair market value of the shares. With respect to persons owning more than 10% of the outstanding Common Stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The Board will determine the term of each option and the manner in which it may be exercised, provided that no option may be exercisable more than five years and one month after the date of grant, except that optionees who own more than 10% of the Company's Common Stock may not be granted options exercisable more than five years from the date of grant. A director of the Company will not be eligible to receive benefits under the Plan unless such director is also an employee of the Company (this feature of the Plan may be amended in the future). Options are exercisable at the rate of 20% per year and are fully vested after five years. From the date of grant until three months prior to the exercise, the optionee must be an employee of the Company in order to exercise any options. Options are not transferable except upon the death of the optionee. The Board of Directors has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option. No options have been granted under the Plan as of the date hereof.

OTHER OPTIONS

         The Company has outstanding options and/or warrants (outside of the Plan) to purchase shares of Common Stock granted to the following executive officers of the Company: (i) John E. Pippert (20,000 shares at $1.25 per share); (ii) Dr. Martin Gurkin (20,000 shares at $14.44 per share); and
(iii) Jack Aronowitz (500,000 shares at the per share Offering (as defined below) price).

EMPLOYMENT CONTRACTS

         The Company entered into an employment agreement with Jack L. Aronowitz, as of December 31, 1992, as amended on January 16, 1996, pursuant to which Mr. Aronowitz serves as President of the Company. The agreement provides that Mr. Aronowitz receive: (i) a base salary of $125,000, increased annually by 5%; and (ii) an annual bonus of 5% of the Company's consolidated pre-tax profits. The agreement also provides that Mr. Aronowitz is entitled to health insurance, a car allowance of $10,000 per year, other fringe benefits, and, at the Board's discretion, further bonuses and reimbursement for various expenses. In addition, the agreement prohibits Mr. Aronowitz (x) during and after the term of the agreement, from disclosing confidential information relating to the Company and (y) during the term of the agreement and for a period of two years after termination thereof, from competing with the Company anywhere in the United States where the Company is engaged in business or has evidenced an intention to engage in business. Notwithstanding the foregoing, if Mr. Aronowitz's employment is terminated by the Company for any reason other than Mr. Aronowitz having engaged in any material act of dishonesty, disloyalty, negligence and/or fraud which is, or may be, damaging to the Company's business, the Company must pay Mr. Aronowitz two times his then base salary plus an amount equal to two times the last bonus paid to or accrued by him pursuant to the agreement, in order for the noncompetition provision described in (y) above to be effective.

         After creation of the Company's Compensation Committee, the Company intends to propose certain modifications to the foregoing employment agreement.

         The Company entered into an employment agreement with Cleve W. Laird, Ph.D., as of January 31, 1996, pursuant to which Dr. Laird serves as Executive Vice President of the Company. The agreement provides that Dr. Laird receive a base salary of $80,000, adjusted annually during the term of the agreement for increases in the U.S. Consumer Price Index, and a bonus at the Board of Directors' discretion. The agreement also provides that Dr. Laird receive health insurance, other fringe benefits, and, at the Board of Directors' discretion, reimbursement for various expenses. In addition, the agreement prohibits Dr. Laird: (i) during and after the term of the agreement, from disclosing confidential information relating to the Company; and (ii) during the term of the agreement and for a period of two years after the termination thereof, from competing with the Company anywhere in the United States where the Company is engaged in business or has taken steps to engage in business. Notwithstanding the foregoing, if Dr. Laird's employment is terminated by the Company other than For Cause (as that phrase is defined in the agreement) or due to the death or disability of Dr. Laird, the

Company must pay Dr. Laird an amount equal to two times his then base salary as liquidated damages. Pursuant to a Stock Option Agreement dated July 29, 1994, Dr. Laird received an option to purchase 66,000 shares of Common Stock at an exercise price of $1.25 per share (after giving effect to a two-for-one stock split effectuated by the Company as of July 31, 1995).

         The Company entered into an employment agreement with John E. Pippert, as of January 31, 1996, pursuant to which Mr. Pippert serves as a Senior Vice President of the Company. The agreement provides that Mr. Pippert receive a base salary of $70,000, which may be increased at the Board of Directors' discretion. The agreement also provides that Mr. Pippert receive a bonus based on a percent of forecasted net sales agreed upon as the Company's annual target. The maximum bonus payable in the first year of the agreement is $50,000. Mr. Pippert also receives health insurance, other fringe benefits, and, at the Board of Directors' discretion, reimbursement for various expenses. In addition, the agreement prohibits Mr. Pippert: (i) during and after the term of the agreement, from disclosing confidential information relating to the Company; and (ii) during the term of the agreement and for a period of two years after the termination thereof, from competing with the Company anywhere in the United States where the Company is engaged in business or has taken steps to engage in business. Notwithstanding the foregoing, if Mr. Pippert's employment is terminated by the Company other than For Cause (as that phrase is defined in the agreement) or due to the death or disability of Mr. Pippert, the Company must pay Mr. Pippert an amount equal to two times his then base salary as liquidated damages. Pursuant to a Stock Option Agreement dated March 24, 1995, Mr. Pippert received an option to purchase 20,000 shares of Common Stock at an exercise price of $1.25 per share (after giving effect to a two-for-one stock split effected by the Company as of July 31, 1995).

         The Company entered into an employment agreement with Martin Gurkin, dated as of February 26, 1996, pursuant to which Mr. Gurkin serves as a Senior Vice President of the Company. The Agreement provides that Mr. Gurkin receive a base salary of $50,000, which may be increased at the Board of Directors' discretion. The agreement also provides that Mr. Gurkin receive a bonus based on a percent of forecasted net sales agreed upon as the Company's annual target. The maximum bonus payable in the first year of the agreement is $50,000. Mr. Gurkin also receives health insurance, other fringe benefits, and, at the Board of Directors' discretion, reimbursement for various expenses. In addition, the agreement prohibits Mr. Gurkin: (i) during and after the term of the agreement, from disclosing confidential information relating to the Company; and (ii) during the term of the agreement and for a period of two years after the termination thereof, from competing with the Company anywhere in the United States where the Company is engaged in business or has taken steps to engage in business. Notwithstanding the foregoing, if Mr. Gurkin's employment is terminated by the Company other than For Cause (as that phrase is defined in the agreement) or due to the death or disability of Mr. Gurkin, the Company must pay Mr. Gurkin an amount equal to two times his then base salary as liquidated damages. Pursuant to a Stock Option Agreement dated November 17, 1995, Mr. Gurkin received an option to purchase 20,000 shares of Common Stock at an exercise price of $14.44 per share.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company, during the fiscal years ended December 31, 1995, 1994 and 1993 to Jack L. Aronowitz, President, Chief Executive Officer and Chairman of the Board of the Company (the "Named Executive Officer"). No restricted stock awards, long-term incentive plan payouts or other types of compensation other than the compensation identified in the chart below were paid to Mr. Aronowitz. No other executive officer of the Company earned a total annual salary and bonus during 1995, 1994 and 1993 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM COMPENSATION
                                                                 -------------------------------------

                                 ANNUAL COMPENSATION                       AWARDS              PAYOUTS
                         -----------------------------------     --------------------------    -------
NAME AND                                                                                                     ALL
- --------                                                         RESTRICTED     SECURITIES                  OTHER
PRINCIPAL                                       OTHER ANNUAL        STOCK       UNDERLYING       LTIP      COMPEN-
- ---------                 SALARY      BONUS     COMPENSATION      AWARD(S)     OPTIONS/SARS    PAYOUTS      SATION
POSITION          YEAR      ($)         ($)          ($)            ($)            (#)          ($)         ($)
- --------          ----   --------     ------   -------------     ---------      ---------     -------     -------
Jack L.           1995   $137,813    $  --     $17,209(1)(2)        $  --          $  --        $  --      $  --
Aronowitz,        1994   $ 36,000    $  --     $15,310(1)           $  --          $  --        $  --      $  --
President, Chief  1993   $ 36,000    $  --     $16,369(1)           $  --          $  --        $  --      $  --
Executive
Officer and
Chairman of
the Board

___________________________
(1)      Includes the cost of an automobile and health insurance.
(2) Does not include $256,920 paid as a dividend by the Company to Mr. Aronowitz soon after the Company's initial public offering. The dividend represented Mr. Aronowitz's pro rata share of the Company's retained earnings distributed to all of the Company's shareholders prior to the revocation of the Company's S election and was not intended as a form of compensation.


OPTION GRANTS AND EXERCISES; LONG-TERM INCENTIVE PLANS

         During 1995, Mr. Aronowitz was not granted any options to purchase shares of Common Stock or stock appreciation rights, nor has he exercised any options to purchase Common Stock or stock appreciation rights since the Company's inception. No awards have ever been made by the Company to Mr. Aronowitz under any long-term incentive plan. After the end of 1995, Mr. Aronowitz was granted a warrant to purchase 500,000 shares of Common Stock at an exercise price equal to the per share Offering price. See "Certain Relationships and Related Transactions."

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth, as of April 30, 1996, information with respect to the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to beneficially own more than five percent (5%) of the outstanding shares of the Company's Common Stock; (ii) each director and director nominee of the Company; (iii) the Company's Named Executive Officer; and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the persons named in this table: (a) has sole voting and investment power with respect to all shares of Common Stock beneficially owned; and (b) has the same address as the Company.

                                                              Amount and Nature
                                                                     of
Name and Address of Beneficial Owner(1)                       Beneficial Ownership(2)       Percent
- ---------------------------------------                       -----------------------       -------
Jack L. Aronowitz . . . . . . . . . . . . . . . . . . . .        4,591,666(3)                44.9%

Pharma Patch Public Limited Company(4)(5) . . . . . . . .          676,214(6)                 6.9%

Cleve W. Laird  . . . . . . . . . . . . . . . . . . . . .           61,000                    0.6%

Martin Gurkin . . . . . . . . . . . . . . . . . . . . . .           20,000(7)                 0.2%

Murray D. Watson  . . . . . . . . . . . . . . . . . . . .              --                      --

Elias Amador  . . . . . . . . . . . . . . . . . . . . . .              --                      --

Kathryn R. Harrigan . . . . . . . . . . . . . . . . . . .              --                      --

All directors, director nominees and officers as a group
(10) persons  . . . . . . . . . . . . . . . . . . . . . .        4,704,666                   45.6%

_________________
(1)      The business address for Messrs. Aronowitz, Laird, Gurkin and
         Amador and Ms. Harrigan is 3341 S.W. 15th Street, Pompano Beach,
         FL 33069.
(2) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission rules, includes shares as to which a person has or shares voting power and or investment power. The Company has been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.
(3) Includes the presently exercisable right to exercise a warrant to purchase 500,000 shares of Common Stock.
(4)      This shareholder's address is 15/16 Fitzwilliam Place, Dublin,
         Ireland.
(5) Mr. Murray D. Watson, an executive officer of Pharma Patch, served as a director of the Company from January 1996 to May 1996.
         Mr. Watson does not beneficially own any shares of Common Stock.
(6) The Company has granted Pharma Patch a warrant to purchase 100,000 shares of Common Stock. See "Certain Relationships and Related Transactions."
(7) Represents the presently exercisable right to exercise an option to purchase 20,000 shares of Common Stock.

         The Company knows of no contractual arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company entered into an Exclusive License Agreement with Mr. Aronowitz, dated November 11, 1992 (the "First License Agreement"), which was superseded by a Cancellation and Exclusive License Agreement, dated January 31, 1996 (the "Second License Agreement"). The Second License Agreement is for an initial term of 20 years and automatically renews for successive 20 year terms thereafter. Pursuant to the terms of the Second License Agreement, Mr. Aronowitz has granted to the Company an exclusive license to manufacture, promote, market and sell all medical and related products developed using certain patented technology owned by Mr. Aronowitz (the "Products"). The Second License Agreement provides that the Company is required to pay Mr. Aronowitz an annual fee equal to the greater of (i) 3% of net collected sales revenues on sales of Products by the Company or any sublicensee of the Company or (ii) $10,000, subject to a maximum limit on aggregate payments made throughout the term of the Second License Agreement of $10.0 million. In addition, the Second License Agreement also provides that any patents, products, inventions, devices or other items developed by Mr. Aronowitz during the term of the Second License Agreement in the field of medical diagnostics, pharmaceuticals, transdermal testing, transdermal drug delivery, medical chemistry or medical biochemistry, medical devices or health care products (excluding the Products) are the property of the Company. In consideration for the cancellation of the First License Agreement, the Company will issue to Mr. Aronowitz a warrant to purchase 500,000 shares of Common Stock at an exercise price equal to the per share Offering (as defined below) price.

         In connection with the Company's proposed underwritten public offering of Common Stock (the "Offering"), the Company entered into a Supplemental Agreement with Pharma Patch dated January 16, 1996, amending certain provisions of the Asset Purchase Agreement entered into between the Company and Pharma Patch in November 1995 and addressing certain additional matters. Pursuant to the terms of the Supplemental Agreement, Pharma Patch agreed to execute a lock-up letter with the Representative of the Underwriters providing that it would not sell or otherwise dispose of any of its shares of Common Stock for a period to expire on the later to occur of 180 days after: (a) the effective date of the Offering;

or (b) the first date on which Shares are offered to the public in the Offering. As consideration for the execution of this lock-up agreement, the Company agreed: (i) to terminate an existing lock-up agreement covering Common Stock owned by Pharma Patch, executed in connection with the Asset Purchase Agreement; (ii) effective as of the closing date of the Offering, to terminate the voting trust agreement, shareholders' agreement and irrevocable proxy executed in connection with the Asset Purchase Agreement which, among other things, limited Pharma Patch's ability to vote or dispose of its shares of Common Stock; (iii) allow Pharma Patch to offer for sale 100,000 shares of its Common Stock in the Offering (plus an additional 110,000 shares if the Underwriters' over-allotment option is exercised in its entirety); (iv) effective as of the closing date of the Offering, issue to Pharma Patch a two-year warrant to purchase 100,000 shares of Common Stock at an exercise price equal to the per share Offering price (the "Warrant Shares"); and (v) to file a registration statement on Form S-3 to register all of the remaining shares of Common Stock owned by Pharma Patch after the Offering, including the Warrant Shares (collectively, the "Remaining Shares").

         In May 1995, the Company repaid the outstanding amount of $104,978.58 due under a note issued by the Company to Mr. Aronowitz. The note was for the principal amount of $100,000, payable on demand, with interest accruing at the prime rate.


ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   The following documents are filed as part of the report:

           1. and 2. The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

           3. For Exhibits see Item 13(c), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.4, 10.5, 10.8, 10.17, 10.12,
           10.10 and 10.18 of Item 13(c) below.

     (b) The Company filed a report on Form 8-K on November 29, 1995, as amended by Form 8-K/A on January 24, 1996.

         (c)     List of Exhibits:

EXHIBIT
NUMBER                                     EXHIBIT DESCRIPTION
- ------                                     -------------------
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

   4.2 **        Form of Common Stock Certificate of the Company

    9. *****     Voting Trust Agreement by and between Pharma Patch Public Limited
                 Company and Jack L. Aronowitz dated November 1, 1995

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

 10.15 *****     Letter Agreement between the Company and Ira Weingarten dated January 15,
                 1996

 10.16 *****     Letter Agreement with Flora, Inc. dated February 5, 1996

 10.17 ******    Employment Agreement between the Company and Martin Gurkin dated
                 January, 1996

 10.18 ******    Stock Option Agreement with Martin Gurkin dated November, 1996

    21 *****     Subsidiaries of the Company

  99.1 **        Licenses, Permits and Approvals--Federal

  99.2 **        Licenses, Permits and Approvals--State

  99.3 **        Licenses, Permits and Approvals--County

  99.4 **        FDA Product List

  99.5 **        United States Patents

  99.7 ******    Pharmetrix Division of TCPI Patents

  99.8 ******    Pharmetrix Division of TCPI Licenses, Permits and Approvals

  99.6 **        Canadian Patents

               * Incorporated by reference to the exhibit of the same number in the Company's
                 Form 8-K filed on November 29, 1995.

              ** Incorporated by reference to exhibit of the same number in Registration
                 Statement on Form SB-2 filed on October 28, 1994 (No. 33-85756).

             *** Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 which this amendment amends and restates.

            **** Incorporated by reference to exhibit of the same number in Amendment No. 1 to
                 Registration Statement on Form SB-2 filed on January 13, 1995 (No. 33-85756).

            *****Incorporated by reference to exhibit of same number filed in the Company's
                 Registration Statement on Form S-1 on February 12, 1996 (No. 333-1272)

           ******Incorporated by reference to exhibit of the same number filed in Amendment
                 No. 2 to the Company's Registration Statement on Form S-1 on March 20, 1996.

         (d)     Financial Statement Schedules

         All other Financial Statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TECHNICAL CHEMICALS AND PRODUCTS, INC.


                                      By:   /s/ JACK L. ARONOWITZ
                                            -----------------------------------
                                            Jack L. Aronowitz, President, Chief
                                            Executive Officer and Chairman
                                            of the Board

                                      Date: June 11, 1996

         In accordance with the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                TITLE                          DATE
                ---------                                -----                          ----
/s/ JACK L. ARONOWITZ                         President, Chief Executive            June 11, 1996
- -----------------------------------------     Officer and Chairman of the
Jack L. Aronowitz                             Board (Principal Executive
                                             Officer, Principal Financial
                                                 Officer and Principal
                                                  Accounting Officer)


/s/ MARTIN GURKIN                            Senior Vice President, Chief           June 11, 1996
- -----------------------------------------        Operating Officer and
Martin Gurkin                                          Director


/s/ CLEVE W. LAIRD                           Executive Vice President and           June 11, 1996
- -----------------------------------------              Director
Cleve W. Laird


/s/ ELIAS AMADOR                                       Director                     June 11, 1996
- -----------------------------------------
Elias Amador


/s/ KATHRYN R. HARRIGAN                                Director                     June 11, 1996
- -----------------------------------------
Kathryn R. Harrigan