Form 10QSB
period 1996-06-30
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1996-08-12
CIK 924921

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days.         YES  X   NO
                                                        ---     ---

                 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:




                 CLASS                                     OUTSTANDING AS OF JULY 31, 1996
                 -----                                     --------------------------------
        Common Stock $.001 par value                                9,837,668
        Preferred Stock $.001 par value                                 0
Transitional Small Business Disclosure Format (check one):

YES     NO  X
   ---     ---

PART I          FINANCIAL INFORMATION
ITEM I          FINANCIAL STATEMENTS

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30, 1996           December 31, 1995
                                                                     -------------           -----------------
                                                                      (Unaudited)               *(Audited)
ASSETS

Current Assets:
     Cash and cash equivalents                                         $ 1,401,220              $   666,486
     Accounts Receivable, net of allowance for doubtful
     accounts of $18,165 at 6/30/96 and 12/31/95                         1,231,458                  939,263
     Investments available for sale                                     14,265,544                1,110,932
     Inventory                                                             978,211                  548,555
     Prepaid expenses and deposits                                         261,707                  207,996
                                                                       -----------              -----------
Total Current Assets                                                    18,138,140                3,473,232

Property and equipment net of accumulated amortization
     of $301,339 and $123,146                                            2,248,480                1,925,789
Patents and Trademarks, net of accumulated amortization
    of $637,952 and $120,244                                            14,282,621               14,878,507
Goodwill, net of accumulated amortization of
    $47,532 and $6,221                                                   1,878,439                2,195,695
Other Assets                                                             1,098,761                  136,521
                                                                       -----------              -----------
Total Assets                                                           $37,646,441              $22,609,744
                                                                       ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts Payable                                                  $ 1,144,175              $ 1,002,582
     Accrued Expenses                                                      166,079                  185,420
     Notes Payable                                                               0                5,188,888
     Notes Payable to related parties                                            0                   75,336
     Other                                                                 (13,779)                   3,971
                                                                       -----------              -----------
Total Current Liabilities                                                1,296,475                6,456,197
                                                                       -----------              -----------


Shareholders' Equity
     Common Stock, $.001 par value 25,000,000 shares
     authorized; 9,833,880 and 8,117,880 shares issued
     and outstanding at 6/30/96 and 12/31/95                                 9,834                    8,118
     Additional Paid-In-Capital                                         38,977,091               17,583,104
     Accumulated Deficit                                                (2,636,959)              (1,437,675)
                                                                       -----------              -----------
Total Shareholders' Equity                                              36,349,966               16,153,547
                                                                       -----------              -----------

Total Liabilities and Shareholders' Equity                             $37,646,441              $22,609,744
                                                                       ===========              ===========

*NOTE:  The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See accompanying notes to the condensed consolidated financial statements.


TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended June 30          Six Months Ended June 30
                                                                   1996           1995                1996           1995
                                                               --------------------------         --------------------------
Revenue:
     Sales                                                      $1,456,332     $1,429,294         $ 3,287,638     $2,165,825
     Returns & Allowances                                           (6,685)             0             (72,945)      (151,346)
                                                                ----------     ----------         -----------     ----------
     Net Sales                                                   1,449,647      1,429,294           3,214,693      2,014,479

     Cost of sales                                                 745,652        883,245           1,646,749      1,113,030
                                                                ----------     ----------         -----------     ----------
     Gross Profit                                                  703,995        546,049           1,567,944        901,449

Operating expenses:
     Selling, general and administrative                           816,136        445,837           1,619,364        728,108
     Research & development                                        449,912         22,916             976,770         48,502
                                                                ----------     ----------         -----------     ----------
     Income (loss) From Operations                                (562,053)        77,296          (1,028,190)       124,839

Depreciation and amortization                                      369,425         19,579             737,212         24,139

Other Income (expense)
     Interest Income                                                49,100         19,495              94,301         51,278
     Interest expense                                              (72,440)        (3,924)           (202,780)        (7,927)
     Equity in income of affiliate                                       0         16,222                   0         16,222
                                                                ----------     ----------         -----------     ----------
Income (loss) before income taxes and
extraordinary item                                                (954,818)        89,510          (1,873,881)       160,273

Income tax benefit (provision)                                     343,735        (34,014)            674,597        (60,904)
                                                                ----------     ----------         -----------     ----------
Income (loss) before extraordinary item                           (611,083)        55,496          (1,199,284)        99,369
                                                                ----------     ----------         -----------     ----------
Extraordinary (loss) on early extinguishment
of debt (net of income tax benefit of $23,161)                           0              0                   0        (37,789)
                                                                ----------     ----------         -----------     ----------
Net income (loss)                                               $ (611,083)    $   55,496         $(1,199,284)    $   61,580
                                                                ==========     ==========         ===========     ==========

Income (loss) before extraordinary loss per share               $    (0.07)    $     0.01         $     (0.14)    $     0.01
Extraordinary (loss) per share                                        0.00           0.00                0.00          (0.01)
                                                                ----------     ----------         -----------     ----------
Net income (loss) per share                                     $    (0.07)    $     0.01         $     (0.14)    $     0.00
                                                                ==========     ==========         ===========     ==========
Weighted average number of common shares
outstanding                                                      9,323,759      7,181,666           8,720,820      6,658,683
                                                                ==========     ==========         ===========     ==========

See accompanying notes to the condensed consolidated financial statements.


TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Six Months Ended
                                                                         June 30
                                                                    -----------------
                                                                   1996           1995
                                                             ------------------------------
OPERATING ACTIVITIES:
  Net (loss) income                                          $ (1,199,284)    $     61,580
  Adjustments to reconcile net (loss) income
    to net cash used by operating activities
      Depreciation and amortization                               737,212           23,601
      Other                                                            --           16,222
  Changes in operating assets and liabilities:
      Accounts Receivable                                        (292,195)        (523,871)
      Inventory                                                  (429,656)        (261,082)
      Accounts Payable                                            141,593          122,201
      Accrued Expenses                                            (19,341)           5,535
      Prepaid Expenses                                            (53,711)              --
      Credit for income taxes                                    (674,597)          37,743
                                                            -------------     ------------
  Net Cash used in operating activities                        (1,789,979)        (518,071)

INVESTING ACTIVITIES:
       Purchase of property & equipment                          (146,761)         (28,504)
       Increase (decrease) in other assets                       (287,643)          30,779
       Purchase of marketable securities                      (13,154,612)      (2,103,529)
                                                             ------------      ------------
     Net cash used in investing activities                    (13,589,016)      (2,101,254)


     Financing Activities:
       Net proceeds from issuance of common stock              21,395,703        3,834,126
       Payments on notes payable                               (5,188,888)              --
       Payments on notes payable to related parties               (75,336)              --
       Payments on notes payable to shareholders                       --         (375,000)
       Shareholder distributions                                       --         (268,681)
       Other                                                      (17,750)              --
                                                             ------------     ------------
     Net Cash provided by financing activities                 16,113,729        3,190,445
                                                             ------------     ------------
     Net increase in cash and cash equivalents                    734,734          571,120
     Cash and cash equivalents at beginning of period             666,486          219,179
                                                             ------------     ------------
     Cash and cash equivalents at end of period              $  1,401,220     $    790,299
                                                             ============     ============


See accompanying notes to the condensed consolidated financial statements.

             TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (INFORMATION PERTAINING TO JUNE 30, 1996 IS UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements (the "Financial Statements") of Technical Chemicals and Products, Inc. and Subsidiaries (the "Company") are unaudited, and in the opinion of management, include all normal and recurring adjustments which are necessary for a fair presentation. Accordingly, the Financial Statements should be read in conjunction with more complete disclosures contained in the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

RESULTS OF OPERATIONS

        The Pharmetrix Division was acquired in November 1995 and began producing revenues in January 1996. Accordingly, the results of operations for the three and six months ended June 1995 do not reflect the operations of the Pharmetrix Division and are not, in all respects, comparable with the results of the corresponding periods in 1996.

        Due to the timing of the FDA approval process and the expenses incurred in the manufacturing scale-up for the Company's products, the Company's results of operations vary from quarter to quarter. Therefore, the Company believes that results of operations for six month periods present a clearer picture of the financial condition of the Company than quarterly results.

        Net sales for the six months ended June 1996 (the "1996 Period") increased 60.0% to $3,214,693 from $2,014,479 during the six months ended June 1995 (the "1995 Period"). Net sales for the second quarter of 1996 (the "1996 Quarter") increased by 1.4% from the second quarter of 1995 (the "1995 Quarter"). The increase in net sales during the 1996 Period resulted principally from increased sales of private label pregnancy-related diagnostic products in the United States, increased foreign sales of diagnostic products and fees received from Taiho Pharmaceutical Co., Ltd. for the development of a urinary incontinence transdermal drug delivery product by the Company's Pharmetrix Division.

        Gross profit as a percentage of net sales increased during the 1996 Quarter and the 1996 Period to 48.6% and 48.8%, respectively, compared to 38.2% and 44.7% in the 1995 Quarter and the 1996 Period, due to changes in product mix and economies of scale.


        Selling, general and administrative expenses increased substantially during the 1996 Quarter and the 1996 Period due primarily to the acquisition of the Pharmetrix Division, the hiring of additional laboratory, administrative and manufacturing personnel to support the higher level of sales and the build-up for future sales.

        The greatest impact on the Company's results of operations was the substantial increase in research and development expenses due primarily to the Pharmetrix acquisition. Those expenses increased from approximately $22,900 in the 1995 Quarter to approximately $450,000 in the 1996 Quarter and from approximately $48,500 in the 1995 Period to approximately $977,000 during the 1996 Period. The Company's investment in research and development has contributed to the development of several new products as well as the TD Glucose System.

        Interest expense in the 1996 Quarter and the 1996 Period, respectively, compared to the 1995 Quarter and the 1995 Period, increased as a result of the issuance of promissory notes in the aggregate principal amount of $5,000,000 in connection with the acquisition of the Company's Pharmetrix Division. The promissory notes were repaid in their entirety during the second quarter of 1996.

        The Company incurred a net loss of approximately $611,000 during the 1996 Quarter compared to net income of approximately $55,500 during the 1995 Quarter, and incurred a net loss of approximately $1,199,300 during the six months ended June 1996 compared to net income of approximately $61,600 during the six months ended June 1995, as a result of costs relating to the integration of the Pharmetrix Division, expenses attributable to the expansion of facilities, research and development expenses, non-recurring legal and accounting fees, and interest expense.

FINANCIAL CONDITION

        The Company had cash, cash equivalents and investments available for sale of $15,666,764 on June 30, 1996, an increase of $13,889,346 from December 31, 1995. This increase was due to the receipt of approximately $21,927,000 in net proceeds as a result of the public offering of 1,585,000 shares of Common Stock in April 1996. The repayment during the second quarter of 1996 of promissory notes in the aggregate principal amount of $5,000,000 issued in connection with the acquisition of the Company's Pharmetrix Division partially offset the increase in cash, cash equivalents and investments available for sale.

        The Company intends to use the remaining net proceeds from the public offering to purchase production equipment, develop and manufacture the TD Glucose System, engage in research and development relating to transdermal drug delivery, develop new diagnostic products, conduct clinical trials and for working capital.

LIQUIDITY AND CAPITAL RESOURCES

        The Company believes that its existing cash balances, plus the net proceeds from the public offering, will be sufficient to fund the Company's cash requirements for at least the next twenty-four months. This estimate is based on certain assumptions, including assumptions concerning reasonable growth and revenues, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. The Company's future working capital and capital expenditure requirements may vary materially from those now planned depending on numerous factors, including additional manufacturing scale-up for the Company's current and future products, possible future acquisitions, the focus and direction of the Company's research and development programs, competitive and technological advances, future relationships with corporate marketing partners, the FDA regulatory process and the Company's marketing and distribution strategy. If the Company's growth exceeds its plans, additional working capital may be needed.


PART II    OTHER INFORMATION

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        On June 20, 1996, the Company held its annual meeting of shareholders. At the annual meeting, Jack L. Aronowitz was re-elected to serve as a member of the board of directors for a three-year term. 6,031,524 shares were voted in favor of the election of Mr. Aronowitz and holders of 14,000 shares withheld authority to elect Mr. Aronowitz.

ITEM 5      OTHER INFORMATION

        On April 30, 1996, the Company sold an aggregate of 1,585,000 shares of Common Stock and received net proceeds of approximately $21,927,000 pursuant to a public offering in which Deutsche Morgan Grenfell/C.J Lawrence Inc. acted as representative of the underwriting syndicate. For a description of the intended use of the proceeds of the public offering, see "Part 1 - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

        On June 17, 1996, the Company acquired 200,000 membership units of Health-Mark Diagnostics, L.L.C., a Delaware limited liability company and majority-owned subsidiary of the Company, from Health-Med, Inc., a New Jersey corporation, in exchange for (i) approximately $71,600.00 in cash and (ii) delivery of 15,000 shares of Common Stock to John G. Geppert, an affiliate of Health-Med, Inc. As a result of the acquisition, Health-Mark Diagnostics, L.L.C. became a wholly-owned subsidiary of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

   EXHIBIT
   NUMBER                                                EXHIBIT DESCRIPTION
   ------                                                -------------------
         2.            Agreement among Health-Mark Diagnostics L.L.C., Health Test, Inc, Health-Med, Inc. and
                       the Company dated June 17, 1996.

         27.           Financial Data Schedule (for SEC use only).

         (b)           Reports on Form 8-K


         No reports on Form 8-K were filed during the quarter for which this report is being filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          TECHNICAL CHEMICALS AND PRODUCTS, INC.


DATE:  August 12, 1996    /S/ JACK L. ARONOWITZ
                          -------------------------
                          JACK L. ARONOWITZ
                          PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                          CHAIRMAN OF THE BOARD



                          /S/ STUART R. STREGER
                          -------------------------
                          STUART R. STREGER
                          VICE PRESIDENT AND
                          CHIEF FINANCIAL OFFICER