Form 10-Q
period 1996-09-30
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1996-11-13
CIK 924921

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from . . . . . to . . . . .

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

         Issuer's telephone number, including area code: (954) 979-0400
                              ---------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
------- -------
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                     Class                    OUTSTANDING AS OF OCTOBER 31, 1996
                  ------------                ----------------------------------
         Common Stock $ .001 par value                  9,850,926
         Preferred Stock $ .001 par value                       0


Transitional Small Business Disclosure Format
(check one):
YES               NO    x
    -------          -------

PART I    FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS

          TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              September 30, 1996                    December 31, 1995
                                                             --------------------                  ------------------

ASSETS                                                                (Unaudited)                       *(Audited)

Current assets:
                Cash and cash equivalents                               $395,754                          $666,486
                Accounts receivable, net of allowance for doubtful
                accounts of $18,165 at 9/30/96 and 12/31/95            1,888,792                           939,263
                Investments available for sale                        13,946,657                         1,110,932
                Inventory                                              1,117,442                           548,555
                Prepaid expenses and deposits                            351,622                           207,996
                                                                  ---------------                   ---------------
Total current assets                                                  17,700,267                         3,473,232

Property and equipment net of accumulated amortization of
                of $ 414,859 and $123,046                              2,709,835                         1,925,789
Patents and trademarks, net of accumulated amortization on
                of $891,642 and $120,244                              14,030,431                        14,878,507
Goodwill, net of accumulated amortization of
                $71,298 and $6,221                                     1,854,673                         2,195,695
Other assets                                                           1,383,944                           136,521
                                                                  ===============                   ===============
Total assets                                                         $37,679,150                       $22,609,744
                                                                  ===============                   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
                Accounts payable                                      $1,505,577                        $1,002,582
                Accrued expenses                                         123,733                           185,420
                Notes payable                                                  0                         5,188,888
                Notes payable to related parties                               0                            75,336
                Other                                                          0                             3,971
                                                                  ---------------                  ---------------
Total current liabilities                                              1,629,310                         6,456,197
Long term debt                                                           171,885                                 0

Stockholders' equity:
                Common stock, $.001 par value 25,000,000 shares
                authorized; 9,841,456 and  8,117,880 shares issued
                and outstanding at 9/30/96 and 12/31/95                    9,841                             8,118
                Additional paid-in-capital                            39,092,113                        17,583,104
                Accumulated deficit                                   (3,223,999)                       (1,437,675)
                                                                -----------------                   ----------------
Total shareholders' equity                                            35,877,955                        16,153,547
                                                                -----------------                   ----------------

Total liabilities and shareholders' equity                           $37,679,150                       $22,609,744
                                                                =================              =====================

     *NOTE: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See  accompanying  notes  to the condensed consolidated financial statements

        TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES CONDENSED
                       CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended                              Nine Months Ended
                                                       September 30                                   September 30
                                             -------------------------------------          ---------------------------------------
                                                 1996                   1995                      1996                   1995
                                              --------------         --------------          ----------------       --------------

Revenue:
     Sales                                   $   1,924,321          $  1,127,438         $       5,211,959       $      3,449,052
     Returns & allowances                          (56,640)             (124,375)                 (129,585)              (431,509)
                                                --------------      --------------          ----------------         --------------
     Net sales                                   1,867,681             1,003,063                 5,082,374              3,017,543

     Cost of sales                                 954,735               783,117                 2,601,484              1,944,648
                                                --------------       -------------          ----------------        --------------
     Gross profit                                  912,946               219,946                 2,480,890              1,072,895

Operating expenses:
     Selling, general and administrative         1,287,849               413,328                 2,911,170              1,079,040
     Research & development                        411,131                38,265                 1,387,901                 86,767
                                                --------------         --------------       ----------------         --------------
     Loss From operations                         (786,034)             (231,647)               (1,818,181)               (92,912)

Depreciation  and amortization                     396,100                12,995                 1,129,355                 32,574

Other Income (expense)
     Interest income                               267,212                51,298                   361,513                 84,121
     Interest expense                               (2,329)                  (37)                 (205,109)                (7,964)
     Equity in income  (loss) of affiliate                                (7,899)                                           8,322
                                                --------------        --------------        ----------------         --------------
Loss before income taxes and
extraordinary item                                (917,251)             (201,280)               (2,791,132)               (41,007)

Income tax benefit                                 330,210                76,486                 1,004,808                 15,582
                                                --------------        --------------        ----------------         --------------
Loss before extraordinary item                    (587,041)             (124,794)               (1,786,324)               (25,425)
                                                --------------        --------------        ----------------         --------------

Extraordinary (loss) on early extinguishment
of debt(net of income tax benefit of $23,161)            0                    0                         0                (37,789)
                                                -------------        --------------           -------------          --------------
Net loss                                        $ (587,041)          $  (124,794)        $      (1,786,324)      $        (63,214)
                                                ==============        ==============          ==============         ==============


Loss before extraordinary loss per share            $ (0.06)             $ (0.02)                  $ (0.20)                $ 0.00
Extraordinary  (loss) per share                        0.00                 0.00                      0.00                  (0.01)
                                                --------------        --------------          ----------------       --------------
Net loss per share                                  $ (0.06)             $  (.02)                  $  (0.20)             $  (0.01)
                                                ==============        ==============          ================       ==============


Weighted average number of common shares
outstanding                                      9,836,374             7,181,666                 9,095,586              6,834,926
                                                ==============        ==============          ================      ==============


See accompanying notes to the condensed consolidated financial statements


        TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES CONDENSED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                   -------------------------------------
                                                                                       1996                1995
                                                                                   -------------------------------------

OPERATING ACTIVITIES:
                Net loss                                                          $  (1,786,324)     $     (63,214)
                Adjustments to reconcile net loss
                  to net cash used in operating activities
                   Depreciation and amortization                                      1,129,355             32,574
                   Other                                                                                     8,322
                Changes in operating assets and liabilities:
                   Accounts receivable                                                 (949,529)          (256,097)
                   Inventory                                                           (568,887)          (233,308)
                   Accounts payable                                                     502,995           (250,121)
                   Accrued expenses                                                     (61,687)             7,989
                   Prepaid expenses                                                    (143,626)
                   Credit for income taxes                                           (1,004,808)           (38,743)
                                                                                  -------------------------------------
Net cash used in operating activities                                                (2,882,511)          (792,598)

INVESTING ACTIVITIES:
                Purchase of property & equipment                                       (724,303)           (60,492)
                Increase  in other assets                                              (242,615)           (38,520)
                Purchase of marketable securities                                   (12,835,725)        (1,606,474)
                                                                                  -------------------------------------
Net cash used in investing activities                                               (13,802,643)        (1,705,486)

FINANCING ACTIVITIES:
                Net proceeds from issuance of common stock                           21,510,732          3,834,126
                Long term financing                                                     171,885
                Payments on notes payable                                            (5,188,888)
                Payments on notes payable to related parties                            (75,336)
                Payments on notes payable to shareholders                                                 (380,000)
                Shareholder distributions                                                                 (268,681)
                Other                                                                    (3,971)
                                                                                   -------------------------------------
Net cash provided by financing activities                                            16,414,422          3,185,445

                                                                                   -------------------------------------
Net increase (decrease) in cash and cash equivalents                                   (270,732)           687,361
Cash and cash equivalents at beginning of period                                        666,486            219,179
                                                                                   -------------------------------------
Cash and cash equivalents at end of period                                        $     395,754      $     906,540
                                                                                   =====================================



See accompanying notes to the condensed consolidated financial statements

     TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION PERTAINING TO SEPTEMBER 30, 1996 IS UNAUDITED)

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

INCOME TAXES

  The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company is principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and at other point-of-care locations. The Company's medical diagnostic products employ its patented and proprietary membrane-based technology. The Company distributes its proprietary brand named products and has private label arrangements with drug, discount and supermarket chains in North America. The Company intends to expand direct distribution of its diagnostic products with the launching of its HealthCheck (R) line of products. In addition to its diagnostic products business, the Company, through its recently acquired Pharmetrix Division, is involved in the research, development and commercialization of transdermal and mucosal drug delivery systems and skin permeation enhancers. The Company is also a manufacturer of high purity specialty biochemicals. The Company currently owns 16 U.S. patents and 28 foreign patents, and has seven pending U.S. patent applications and 38 pending foreign patent applications.

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

RESULTS OF OPERATIONS

  The Pharmetrix Division was acquired in November 1995 and began producing revenues in January 1996. Accordingly, the results of operations for the three and nine months ended September 1995 do not reflect the operations of the Pharmetrix Division and are not, in all respects, comparable with the results of the corresponding periods in 1996.
  Due to the timing of the FDA approval process and the expenses incurred in the manufacturing scale-up for the Company's products, the Company's results of operations vary from quarter to quarter. Therefore, the Company believes that results of operations for the nine month period present a clearer picture of the financial condition of the Company than quarterly results.

  Net sales for the nine months ended September 1996 (the "1996 Period") increased 68% to $5,082,374 from $3,017,543 during the nine months ended September 1995 (the "1995 Period"). Net sales for the third quarter of 1996 (the "1996 Quarter") increased by 86% from the third quarter of 1995 (the "1995 Quarter"). The increase in net sales during the 1996 Period resulted principally from increased sales of private label Family Planning products in the United States, increased foreign sales of diagnostic products and fees received from Taiho Pharmaceutical Co., Ltd. for the development of a urinary incontinence transdermal drug delivery product by the Company's Pharmetrix Division.

  Gross profit as a percentage of net sales increased during the 1996 Quarter and the 1996 Period to 48.9% and 48.8%, respectively, compared to 21.9% and 35.6% in the 1995 Quarter and the 1995 Period, due to changes in product mix, bringing product manufacturing in-house and achieving various economies of scale.
  Selling, general and administrative expenses increased substantially during the 1996 Quarter and the 1996 Period due primarily to the acquisition of the Pharmetrix Division, the hiring of additional laboratory, administrative and manufacturing personnel to support the higher level of sales and facility expansion.

  The greatest impact on the Company's results of operations was the substantial increase in research and development expenses due primarily to the Pharmetrix acquisition. Those expenses increased from approximately $38,000 in the 1995 Quarter to approximately $411,000 in the 1996 Quarter and from approximately $87,000 in the 1995 Period to approximately $1,388,000 during the 1996 Period. The Company's investment in research and development has contributed to the development of several new products as well as the TD Glucose System.

  Interest expense in the 1996 Period, compared to the 1995 Period, increased as a result of the issuance of promissory notes in the aggregate principal amount of $5,000,000 in connection with the acquisition of the Company's Pharmetrix Division. The promissory notes were repaid in their entirety during the second quarter of 1996.

  The Company incurred a net loss of approximately $587,000 during the 1996 Quarter compared to a net loss of approximately $125,000 during the 1995 Quarter, and incurred a net loss of approximately $1,786,000 during the nine months ended September 1996 compared to a net loss of approximately $63,000 during the nine months ended September 1995, as a result of costs relating to the integration of the Pharmetrix Division, expenses attributable to the expansion of facilities, research and development expenses, non-recurring legal and accounting fees, and interest expense.

FINANCIAL CONDITION

  The Company had cash, cash equivalents and investments available for sale of $14,342,411 on September 30, 1996, an increase of $12,564,993 from
December 31, 1995. This increase was due to the receipt of approximately $21,927,000 in net proceeds as a result of the public offering of 1,585,000 shares of Common Stock of the Company in April 1996. The repayment during the second quarter of 1996 of promissory notes in the aggregate principal amount of $5,000,000 issued in connection with the acquisition of the Company's Pharmetrix Division partially offset the increase in cash, cash equivalents and investments available for sale.
  The Company intends to use the remaining net proceeds from the public offering to purchase production equipment, develop and manufacture the TD Glucose System, engage in research and development relating to transdermal drug delivery, develop new diagnostic products, conduct clinical trials and facility expansion.

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

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)               Exhibits

     EXHIBIT
     NUMBER                                 EXHIBIT  DESCRIPTION
     -------------                      ----------------------------------




         27.               Financial Date Schedule (for SEC use only).

         (b)               Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is being filed.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TECHNICAL CHEMICALS AND PRODUCTS, INC.



DATE:  NOVEMBER 13, 1996            /S/  JACK  L.  ARONOWITZ
                                    --------------------------------------
                                    JACK  L.  ARONOWITZ
                                    PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                    CHAIRMAN OF THE BOARD



                                    /S/  STUART  R.  STREGER
                                    --------------------------------------
                                    STUART  R.  STREGER
                                    VICE PRESIDENT AND
                                    CHIEF FINANCIAL OFFICER