Form 10-Q
period 1996-12-31
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1997-03-25
CIK 924921

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______________ TO ___________

                         COMMISSION FILE NUMBER 0-25406

                     TECHNICAL CHEMICALS AND PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                               Florida 65-0308922
                   (State or jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

              3341 S.W. 15th Street, Pompano Beach, Florida 33069
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (954) 979-0400

           Securities Registered Pursuant to Section 12(b) of the Act:
                                Name of exchange
                     Title of each class on which registered
                                    None None

     Securities registered pursuant to 12(g) of the Act: Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates as of March 18, 1997 was approximately $49,044,303 (based upon the closing sale price of $8 5/8 per share on the Nasdaq National Market on March 18, 1997).

     As of March 18, 1997, 9,974,162 shares of the Registrant's $.001 par value Common Stock were outstanding. Documents Incorporated By Reference None

                      EXHIBIT INDEX IS LOCATED ON PAGE 61

                                      INDEX

Description                                                        Page Number

                                     PART I

Item 1.           Business................................................... 4

         Strategy............................................................ 5
         Non-Invasive Transdermal Glucose Monitoring ........................ 6
         Cholesterol Monitoring ............................................. 8
         Other Medical Diagnostic Products ..................................10
         Diagnostic Product Portfolio .......................................16
         HealthCheck Home Health Product Portfolio ..........................17
         Transdermal Drug Delivery Systems ..................................19
         Drug Delivery Product Portfolio ....................................22
         Biochemical Manufacturing ..........................................22
         Product Research and Development ...................................23
         Manufacturing and Materials ........................................23
         Patents, Trademarks and Technologies ...............................23
         Competition ........................................................25
         Marketing and Sales ................................................25
         Employees ..........................................................26
         Governmental Regulation ............................................26
         Product Liability Insurance ........................................27
         Executive Officers of the Company...................................27

Item 2.           Properties ................................................28

Item 3.           Legal Proceedings .........................................28

Item 4.           Submission Of Matters To A Vote Of Security Holders .......28

                                     Part II

Item 5.           Market For Registrant's Common Equity And Related
                  Stockholder Matters .......................................29
Item 6.           Selected Financial Data ...................................30
Item 7.           Management's Discussion And Analysis Of Financial Condition
                  And Results Of Operations .................................31
         General.............................................................31
         Results Of Operations ..............................................32
         Liquidity And Capital Resources ....................................33

                                      INDEX
                                    (Cont'd.)

Item 8.           Financial Statements And Supplemental Data .................35
         Report Of Independent Certified Public Accountants ..................36
         Consolidated Balance Sheets .........................................37
         Consolidated Statements Of Operations ...............................38
         Consolidated Statements Of Shareholders' Equity .....................39
         Consolidated Statements Of Cash Flows ...............................40
         Notes To Consolidated Financial Statements ..........................41

Item 9.           Changes In And Disagreements With Accountants On
                  Accounting And Financial Disclosure ........................55

                                     Part III

Item 10. Directors And Officers Of The Registrant ............................55

                                      Part IV

Item 14. Exhibits, Financial Statement Schedule, And
                  Reports On Form 8-K ........................................58

         Schedule II - Valuation and Qualifying Accounts......................59

         Signatures ..........................................................60

         Index to Exhibits....................................................61

         Consent of Ernst & Young LLP.........................................62

         Financial Data Schedule..............................................63

                                     PART I

Item 1. BUSINESS

     TCPI is principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and at other point-of-care locations. The Company's medical diagnostic products employ its patented and proprietary membrane-based technology. TCPI is also engaged in the research and development of its TD Glucose Monitoring System, a non-invasive glucose testing process for diabetics. In addition to its ongoing diagnostics business, the Company, through its Pharmetrix Division located in Menlo Park, California, is involved in the research, development and commercialization of transdermal and mucosal drug delivery systems and skin permeation enhancer. The Company currently owns 19 US patents and 27 foreign patents, and has four pending US patent applications and 38 pending foreign patent applications.

     TCPI currently manufactures and markets more than 47 membrane-based diagnostic tests in the United States and internationally, 26 of which have received 510(k) clearance from the FDA. The Company's products include tests and screens for pregnancy, ovulation timing, cholesterol levels, blood glucose levels, infectious diseases, drugs of abuse and certain types of cancer. In addition, the Company has over 20 other diagnostic and transdermal drug delivery products in various stages of development and governmental approval. Certain products described herein are the registered and/or trademarked property of the Company. See "Business - Patents, Trademarks and Technologies."

     Overall, the Company or its founder has developed over 330 FDA cleared medical diagnostic and drug products. In 1996, the Company sold approximately
5.4 million pregnancy tests, representing about 11% of the estimated 50.5 million tests sold worldwide. A shift in the mix of products sold toward more accurate and expensive new technology resulted in higher year-over-year sales on lower unit volume. In 1995, the Company sold approximately six million pregnancy tests, representing more than 12% of approximately 49 million tests sold worldwide. Most of these tests were sold through the Company's alliance with Boehringer Mannheim. This alliance also extends to the marketing and distribution of certain of the Company's other products, including its Serum Dilution Reagent (hCG Test) and its One Step LH Ovulation Tests. The Company also markets its products under its proprietary brand name, PDQ, and distributes approximately 53 private label products with drug, discount and supermarket chains such as CVS, Thrifty Payless, Thrift Drug, Woolworth, Fedco, Long's and
Smith's Food & Drug. In 1996, the Company captured more than 20% market penetration of the US private label segment of at-home pregnancy test kits for consumers, according to a report published by Town-Oller and Associates. In addition, the Company's One Step hCG Pregnancy Midstream Wand, One Step hCG Pregnancy Test Slide and One Step LH Ovulation Test Strip are featured for sale in Amway Corporation's 1996 personal shoppers' catalogue.

     The Company's most significant products under development include its TD Glucose System, its One Step CholestoCheck System, certain additional medical diagnostic testing products and several transdermal and mucosal drug delivery systems. See "Business - Non-Invasive Transdermal Glucose Monitoring," "Business
- Cholesterol Monitoring," "Business - Other Medical Diagnostic and Related Products" and "Business - Transdermal Drug Delivery Systems."

     Statements regarding future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible recommendations of health care professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Some of the factors that may cause actual future events to differ from those predicted or assumed include: future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and affects of changes in regulation; the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with growth and expansion; risks associated with obtaining patents and other protections on intellectual property; uncertainties in availability of expansion capital in the future and other risks associated with capital markets.

STRATEGY

     The Company's objective is to build a fully integrated research and development, manufacturing, marketing and distribution organization capable of providing the medical diagnostic and drug delivery markets with products that offer accuracy, efficacy, ease of use and reduced costs. In order to accomplish this objective, the Company has developed the following strategy:

     PROVIDE ACCURATE, EASY TO USE AND COST-EFFECTIVE PRODUCTS. The Company has developed and is continuing to develop and market accurate, easy to use and cost-effective medical diagnostic products that provide disease-specific information to health care providers and patients. In addition, the Company is developing transdermal and mucosal drug delivery products which are intended to offer a high degree of efficacy, convenience and economy. The Company believes that by providing high quality, value-added health care products which offer an improved benefit to cost ratio over existing competitive products its business approach is consistent with current trends to reduce the overall cost of health care.

     PROVIDE A BROAD RANGE OF PRODUCTS. The Company has developed and is continuing to develop and market a broad range of medical diagnostic and drug delivery products. The Company believes that a diversified product base can increase potential business opportunities, provide a stream of new product introductions over time and reduce the risks associated with reliance on a single product or technology.

     FOCUS ON LARGE MARKET OPPORTUNITIES. The Company concentrates its development efforts on large existing markets in which the Company believes there could be significant demand for its products. Industry estimates of the Company's target markets in 1996 were: glucose monitoring, over $1.8 billion worldwide; cholesterol monitoring, over 1.3 billion tests performed annually worldwide; family planning products, over $0.6 billion worldwide; and transdermal patch products, over $1.5 billion worldwide.

     ENTER INTO STRATEGIC ALLIANCES. Although the Company intends to expand direct distribution of certain of its medical diagnostic products, the Company intends to enter into strategic alliances with large international medical diagnostic and pharmaceutical companies for the marketing of many of its medical diagnostic products. Because these companies have significantly greater financial, marketing and other resources than the Company, they are able to market the Company's products through a broader range of distribution channels. The Company's strategy with respect to the development and commercialization of its transdermal, mucosal and, skin permeation products is to enter into strategic alliances with third parties that can, in some cases, fund a portion of product development costs, participate in clinical testing, obtain regulatory approvals and market the product. In an effort to exercise control over the quality of its products and capture a larger portion of the revenues therefrom, the Company will seek to retain manufacturing rights to products developed under such strategic alliances. In some cases, the Company will fund development of products requiring an ANDA approval and which can be sold through the Company's Health-Mark Diagnostics, L.L.C. subsidiary.

     EXPAND DIRECT DISTRIBUTION. In the past, the Company's medical diagnostic products had been primarily distributed through strategic alliances. In 1996, however, the Company directly distributed its private label One Step hCG Pregnancy Midstream Wand and Slide and One Step LH Ovulation Test Strip under more than 53 different brands to drug, discount and supermarket chains. The Company intends to expand direct distribution of its medical diagnostic products in order to retain a greater percentage of revenues generated from sales of these products. For example, in 1997, the Company launched its own over-the-counter medical diagnostic testing devices to drug, discount and supermarket chains under its HealthCheck brand name, utilizing colorful point-of-sale displays that contain both the Company's products and health information journals. See "Business - HealthCheck Home Health Screens - Health Test Center."

NON-INVASIVE TRANSDERMAL GLUCOSE MONITORING

     THE PRODUCT. The Company is developing a non-invasive transdermal glucose monitoring system, a prototype version of a glucose monitoring system for diabetics which uses disposable transdermal patch technology and a monitoring reflectance meter to test blood glucose levels. The TD Glucose System is intended to overcome the discomfort and potential for infection associated with available finger stick blood glucose monitoring systems.

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

     The Company has conducted early stage clinical trials of its TD Glucose System, the results of which correlate with finger stick blood glucose monitoring tests currently on the market, thereby reinforcing the technical feasibility of the Company's product. Subject to completion of production quality TD Glucose Patches and meters, the Company expects to begin full clinical trials of its TD Glucose System during 1997. Although preliminary discussions with the FDA indicate that this product should be eligible for a rapid 510(k) review, there can be no assurance that the FDA will consider the TD Glucose System for 510(k) clearance or, if considered, that the TD Glucose System will receive 510(k) clearance upon submission of the 510(k) notification application.

     The Company expects that the battery operated TD Glucose Meter will sell on the retail market for approximately $100. The single-use, disposable TD Glucose Patch is designed to be easily handled by the patient with little manipulation during the measurement and sampling process. The TD Glucose Patch will be approximately the size of a 5-cent coin and will be packaged in a pouch that can also serve as a means for disposal of the used patch. The Company expects to market a box of 50 glucose test patches at a retail price of $40 to $50. These expected sale prices are competitive with conventional blood glucose monitoring systems currently on the market.

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

     According to the American Diabetes Association (the "ADA"), people with Type I diabetes must have daily treatment with insulin to control blood glucose levels. A person's blood glucose level will vary depending upon diet, insulin availability, exercise, stress and illness. Blood glucose testing several times a day enables people with diabetes to better manage their disease by keeping their blood glucose levels in a narrow range. This may be accomplished through diet, physical activity and insulin dosage. Prior to the availability of self-monitoring blood glucose systems, people with diabetes relied on urine glucose testing to monitor their status and make appropriate adjustments to their treatment. Because glucose appears in the urine only after a significant period of elevated blood glucose, urine tests are inadequate for tight control of blood glucose. Patients were also able to obtain an occasional blood glucose test after referral by a health care provider to a clinical laboratory. These tests were ordered infrequently, usually as part of a physician office visit, and results were typically not available for immediate discussion and intervention.

     Beginning in the late 1970's, the availability of finger stick blood glucose monitoring systems that provided fast and accurate blood glucose measurements gave people with diabetes a tool to manage the disease more effectively and to improve the quality of care. Since that time, worldwide sales of self-monitoring blood glucose systems have increased dramatically. According to industry sources, the worldwide market for blood glucose monitoring products in 1995 was over $1.5 billion. In the United States, the market for blood glucose monitoring products grew from approximately $570 million in 1991 to approximately $1.5 billion in 1997.

     In July 1993, The New England Journal of Medicine published the results of the Diabetes Control and Complications Trial (the "DCCT"), a major nine-year clinical trial sponsored by the National Institutes of Health (the "NIH"). Participants in the DCCT were assigned to either intensive or conventional therapy groups. Conventional therapy involved testing four times a day, with at least three injections of insulin and making appropriate modifications to diet and exercise while injecting insulin in accordance with blood glucose levels. Each therapy group contained people with no significant complications as well as people with mild complications. The study demonstrated that maintaining blood glucose levels as close as possible to normal reduces by approximately 60% the risk for development and progression of certain diabetes complications. Although the DCCT included only people with Type I diabetes, the ADA has stated that there is no reason to believe the effects of better control of blood glucose levels would not apply to people with Type II diabetes. The results of the study were so compelling that the study was terminated, earlier than planned, because those conducting the study felt that to continue conventional treatment for the control group would deprive its participants of the benefits of the study's findings. Because the intensive therapy that the DCCT study recommends involves testing at least four times a day, the Company believes that DCCT will increase awareness among people with diabetes of the benefits of frequent testing and will be a key factor in changing diabetes management in the coming decade. Moreover, various publications related to diabetes have recommended testing six to eight times a day. Based on various studies, including a survey by the NIH, the Company believes that people with diabetes, on average, test their blood glucose levels less than once per day. The Company believes that such patient non-compliance is due, in part, to the pain and inconvenience associated with the use of conventional finger stick blood glucose monitoring systems. The TD Glucose System has been designed by the Company to address the need for a convenient, blood-free, pain-free self-monitoring blood glucose system.

     The Company believes that growth in demand for self-monitoring blood glucose products will also be driven by the trend toward greater patient involvement in personal health management. Many chronic conditions may be managed more cost effectively in the home. The Company believes that these benefits are consistent with recent initiatives, particularly in the United States, to control overall health care expenditures. It is estimated that expenditures in the United States for costs associated with diabetes are approximately $132 billion annually. The Company believes that a compelling case can be made that increased expenditures for preventive care, which would include more frequent testing, can lead to reduced expenditures for care relating to complications.

     EXISTING SELF-MONITORING BLOOD GLUCOSE SYSTEMS. At present, blood glucose levels are generally measured by first obtaining a blood sample using the finger stick method. This method requires the user to prick a finger with a lancet, draw a drop of blood and place the blood on a chemically-treated disposable test strip. After a specified amount of time has elapsed, the blood, in most cases, must be blotted or wiped off and then, after an additional amount of time has elapsed, the blood glucose level is read by visually comparing the color of the test strip to that of a color chart.

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

CHOLESTEROL MONITORING

     THE PRODUCT. TCPI has developed a point-of-care cholesterol monitoring system which can be used by physicians, laboratories and patients at home. The One Step CholestoCheck System is comprised of: (i) visual and meter-read One Step Total Cholesterol Test Strips used for measuring total cholesterol levels;
(ii) visual and meter-read One Step HDL Cholesterol Test Strips used for measuring HDL cholesterol; and (iii) the hand-held CholestoCheck Meter used for reading the meter-read versions of these test strips with greater accuracy. The One Step Cholesterol Test Strips utilize the Company's patented and proprietary membrane-based technology and produce a color reaction in response to Total or HDL cholesterol, using a small unmeasured drop of blood.

     The One Step CholestoCheck System is a point-of-care finger stick cholesterol monitoring system. Typically a blood sample is taken using a small finger lancet and placed on the One Step Cholesterol Test Strip. The One Step Cholesterol Test Strip then rapidly provides a visually measurable color change in response to either the total or HDL (good cholesterol) cholesterol present in the blood. With the meter-read versions of the One Step Cholesterol Test Strips, the CholestoCheck Meter provides a digital readout of the cholesterol level.

     The One Step CholestoCheck System will offer the following advantages over the leading finger stick cholesterol monitoring system: (i) at 25 microliters, it will require significantly less blood, thereby permitting the use of a smaller lancet which the Company believes makes the test less painful; (ii) it will produce results in less than three minutes, instead of approximately 20 minutes; and (iii) at a wholesale cost of about $2.00 per test, it will be much less expensive. In addition to providing all of these advantages, TCPI's One Step CholestoCheck System will be as accurate as laboratory testing methods.

     The Company's One Step CholestoCheck System overcomes the disadvantages of laboratory testing by offering the health care provider and patient a quick and easy-to-use method of testing for cholesterol in the physician's office, clinic or other location. The Company's test eliminates the costs and delays associated with utilizing laboratories, including those associated with specimen collection, preservation, transportation, processing and reporting results. In addition, the Company has conducted clinical trials comparing the One Step CholestoCheck System to conventional laboratory testing. The results demonstrate a reproducibility with a coefficient of variation of less than 5%. This means that tests done on the same blood at different times and/or at different laboratories correlate within 95% of each other. This coefficient is within the range recommended by the NIH, the National Committee on Clinical Laboratory Standards and the College of American Pathologists. The Company views physician offices, clinics, patient bedsides, emergency rooms and other point-of-care sites, as well as the consumer retail market for at-home self-tests, as the primary markets for this product.

     The Company has obtained 510(k) clearance from the FDA for the visually read version of its One Step Total Cholesterol Test Strip. This test strip has also received a waiver under CLIA. The Company expects to conduct clinical trials of its One Step HDL Cholesterol Test Strips and its CholestoCheck Meter prior to submitting its 510(k) application for these products. The Company expects to submit a 510(k) application for its One Step CholestoCheck System during the second half of 1997.

     MARKETING. The Company has received a written proposal from a major international medical diagnostic and pharmaceutical company, and has been approached by several other such companies, regarding a possible collaboration in the marketing and distribution of its One Step CholestoCheck System. There can be no assurance, however, that a definitive arrangement will be reached with any such companies.

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

     Starting in 1987, when an NIH expert panel in a draft statement recommended that the HDL measurement be added to the total cholesterol measurement when evaluating coronary heart disease risk in healthy individuals and that a lipid profile, consisting of total cholesterol, HDL cholesterol and triglycerides, be conducted under certain circumstances, including the diagnosis of individuals who have increased total cholesterol levels, or individuals with desirable total cholesterol levels who have two or more other coronary heart disease risk factors. Three lipid profiles, each to be conducted one week apart, were also recommended prior to initiating drug or dietary therapy in patients with lipid disorders. Following the NCEP and the NIH guidelines, individuals with desirable total cholesterol levels should have their cholesterol tested every five years, individuals with borderline high total cholesterol should have a lipid screening repeated annually and, as noted above, those with high total cholesterol should have at least three lipid profiles conducted to confirm their values and to help their physician decide what therapy, if any, should be instituted. Individuals receiving diet or drug therapy would be expected to be tested at least every three months to track the effectiveness of the therapy. Since the inception of the NCEP, the market for cholesterol and other lipid tests has experienced world wide growth of 14% per year. Since this initial study was done, it has been reconfirmed and stands as the official NIH position.

     The North American cholesterol test market is by far the largest in the world, representing more than 67% of the market. In 1997, it is expected that the American market will grow to sales of $17.0 million and is projected to reach $21.0 million with nearly 2.1 billion tests being performed in 1999.

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

     PRODUCTS. The Company's existing medical diagnostic products and those currently under development generally fall within the following categories:

     OTHER GLUCOSE MONITORING PRODUCTS. The Company has received 510(k) clearance of its One Step Blood Glucose Test Strip for visual monitoring. This product is a conventional finger stick test, the results of which are available to be read visually against the Company's patented color chart within one minute of administering the test. The Company believes that there are many applications for this device in underdeveloped and third world countries where government insurance or reimbursement is non-existent. This system will also be available for use with the Company's One Step Blood Glucose Meter. In addition, the Company has received a 510(k) clearance for its One Step Urine Glucose Test Strip. The Company is in ongoing discussions regarding private label marketing arrangements for both professional and over-the-counter sale of these products. See "Business - Non-Invasive Transdermal Glucose Monitoring -- Blood Glucose Monitoring Market" for information regarding the potential market for blood glucose monitoring products.

     FAMILY PLANNING. The Company currently distributes several One Step hCG Pregnancy and One Step LH Ovulation Tests. These products are sold in component parts for assembly by customers, and as finished shelf packages under the Company's PDQ label, HealthCheck brand and under more than 53 private labels.

     The Company's One Step hCG Pregnancy and One Step LH Ovulation Tests are characterized by their ease of use and accuracy. The strip format of these tests, which provide the same sensitivity as a radioimmunoassay ("RIA") test, are immersed in urine for up to five minutes providing a distinct visual reaction. The slide format of these tests are for large volume clinics and require the addition of four drops of urine to the device. The One Step hCG Pregnancy Midstream Wand requires only a momentary dip into urine or may be conveniently held under the urine stream. All tests have built-in controls to insure functionality and may be easily disposed of, or allowed to dry to provide a permanent record of results.

     The Company has a non-exclusive worldwide marketing and distribution agreement with Boehringer Mannheim for its family planning diagnostic products. During 1995-1996, the Company's wholly-owned subsidiary, Health-Mark Diagnostics, L.L.C., began to market and distribute the Company's family planning products in the United States and Canada to drug, discount and supermarket chains.

     According to industry sources, worldwide sales of pregnancy and ovulation tests in 1995 were approximately $550 million and $40 million, respectively.

     DRUGS OF ABUSE SCREENING. The Company is developing medical diagnostic tests for the screening of various drugs of abuse. The products are initial drug screens that use a strip immunoassay format designed to detect the presence of a particular drug or a metabolite of a particular drug being tested for in either human urine or in saliva using the Company's Sani-Sal Saliva Collector. The results of these tests are available within minutes of administering the test and eliminate the need for the taking of a urine or blood sample and delivering the sample to a laboratory for analysis.

     The Company's drug screening tests meet the criteria specified by the National Institute on Drug Abuse (the "NIDA") for initial screening of drugs of abuse: cocaine, opiates, barbiturates, amphetamines, canabinoids and phencyclidine ("PCP"). They are designed to detect the presence or absence of the substance being screened at or above the NIDA prescribed minimum quantity for positive responses to initial drug screening. If conclusive quantitative verification of the presence and precise quantity of the drug is required, as would be the case in certain medical uses of the tests, standard industry procedure requires the performance of additional tests by a quantitative method such as gas chromatography/mass spectroscopy analysis. The Company is also developing a single strip that can be used to screen for multiple drugs from one sample.

     To date, the Company's drugs of abuse tests for cocaine, opiates, methamphetamine, and canabinoids have received 510(k) clearance utilizing urine samples. Two other tests for amphetamine and barbiturates have been submitted for 510(k) clearance utilizing urine samples. Tests for phencyclidine (PCP), benzodiazepine and methadone are presently in clinical trials. Obtaining 510(k) clearance will allow the Company's tests to be used in clinical laboratories and by other medical professionals.

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

     Currently, drug screening tests, including those to be sold by the Company, are used for employment screening and by: law enforcement and correctional institutions; security companies and safety conscious industries, including transportation and public utilities; insurance companies; educational systems; government agencies, including the United States Departments of Defense, Energy and Justice; the equine industry; and athletic and drug rehabilitation programs. According to industry sources, US companies lose an estimated $100 billion per year due to problems such as inefficiency, theft, absenteeism and higher insurance rates associated with drug abuse.

     The company has an exclusive marketing and distribution agreement with Boehringer Mannheim for its drugs of abuse screening products, as well as its diagnostic products for infectious diseases and certain types of cancer.

     INFECTIOUS DISEASE SCREENING. The Company has developed and is developing the following products for the screening of infectious diseases:

     HUMAN IMMUNODEFICIENCY VIRUS (HIV). The Company has developed a screening test for the Human Immunodeficiency Virus ("HIV"), the causative agent of Acquired Immunodeficiency Disease Syndrome ("AIDS").

     Although point-of-care testing could possibly promote AIDS prevention and save lives, the FDA to date has not approved any tests for screening or on-site testing. As such, the Company intends to market this product outside of the United States.

     The Company's RapidTest HIV Screen is a membrane-based solid phase assay which uses only three reagents and can provide a permanent on-site result in five to 10 minutes with serum, plasma, or saliva using the Company's Sani-Sal Saliva Collector. A positive sample produces a distinct red spot on the membrane while a negative sample does not.

     The results of a clinical trial evaluation using human serum and comparing the Company's RapidTest HIV Screen to enzyme immunoassay and western blot were published in 1995 in the proceedings of the American Society for Microbiology. The results of this study indicated that the RapidTest HIV Screen provided 100% sensitivity, 98.07% specificity, 95.13% positive predicative value and 100% negative predicative value in a total of 499 serum samples. The RapidTest HIV Screen was also evaluated and met the criteria of efficacy required by the Program for Appropriate Technology in Health of the World Health Organization (the "WHO"). Using plasma, this evaluation provided a 99.5% sensitivity and a 99.3% specificity on a total of 457 specimens. The Company expects to market the components of its RapidTest HIV Screen outside of the United States, and has included this product in a recently completed exclusive agreement with Boehringer Mannheim to market and distribute the Company's diagnostic products for infectious diseases, drugs of abuse and certain cancer screens throughout Latin America. Industry sources indicate that more than 33 million HIV tests are performed annually worldwide.

     HEPATITIS. The Company has developed a qualitative screening strip test for Hepatitis B surface antigen ("HBsAg") that can be used with either a serum sample or a saliva sample collected with the Company's Sani-Sal Saliva
Collector. About 48 million hepatitis tests are done each year, with the greatest number being for HBsAg. A correlation study was conducted against a reference RIA test which indicated that the Company's RapidTest HBsAg Screen had a sensitivity of 100%, specificity of 99.4% and a correlation of 99.6% to the reference RIA assay. The Company's RapidTest HBsAg was also evaluated and met the criteria of efficacy required by the WHO. The Company expects to market the components of its RapidTest HBsAg Screen outside of the United States, and is in ongoing discussions regarding private label marketing arrangements for both professional and over-the-counter sales of its RapidTest HBsAg Screen. There can be no assurance, however, that definitive arrangements will be reached as a result of these discussions. According to industry sources, the US hepatitis testing market in 1995 was approximately $210 million.

     STREP A. The Company's One Step Strep A Screen is an immunoassay detection system that screens for the presence of A beta-hemolytic Streptococcus ("Strep A"). Using a swab sample, the test can accurately detect the presence of Strep A within five to 15 minutes. It is a presumptive test, which allows for immediate counseling and treatment of infected patients, and is intended for use in physician offices, hospital laboratories and clinics. The test system incorporates immunoassay reagents that contain highly specific and sensitive antibodies reactive to the Streptococcal antigen.

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

     CHLAMYDIA. The Company's One Step Chlamydia Screen is an immunoassay detection system that screens for the presence of Chlamydia trachomatous directly from endocervical or endourethral swab specimens. It is a presumptive test, which allows for immediate counseling and treatment of infected patients, but which may also be confirmed through more extensive microbiological testing, and is intended for use in physician offices, hospital laboratories and clinics. Chlamydia is the most common sexually transmitted disease caused by a bacteria. Between 60 to 70 million new cases occur annually worldwide, including about four million new infections annually in the United States. Among sexually active young adolescents, approximately 14% of girls and 8% of boys are affected by Chlamydia. Resistance is not achieved by infection, so repeat cases are not uncommon. Up to 70% of the women and as many as 30% of the men infected with Chlamydia are asymptomatic. Because these individuals are not aware that they are infected, they transmit the infection to their sexual partners. A high percentage of asymptomatic women have tubal pregnancies, infertility and pelvic inflammatory disease ("PID"). An estimated 40% to 75% of women who have three episodes of PID become infertile. Industry sources estimate that approximately 15 million Chlamydia tests are performed each year.

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

     CARDIAC TROPONIN I AND MYOGLOBIN. Coronary events result in 1.5 million reported cases of acute myocardial infarction (MI) annually in the United
States, accounting for approximately 500,000 deaths. Advancement in the treatment of MI have increased the 30-day survival rate from approximately 75% in 1970 to 90% today.

     Cardiospecificity has long been the focus of the search for an efficacious biochemical marker for MI and with the advent of the Company's sensitive immunoassay of the cardiac isoform of Troponin I (cTnI), a cardiac specific serum marker has been found. Several studies confirm that cTnI is elevated very early in cardiac injury and suggest that it has equal sensitivity and greater specificity than both CK-MB and cardiac Troponin T (cTnT) in detecting myocardial injury.

     Currently diagnosing a MI in the field has carried a high life-and-death risk during the rush to the hospital. The problem is that symptoms associated with heart attacks, i.e., chest pain, clammy skin and labored breathing, are also symptoms for many other ailments, such as stomach problems and lesser heart problems. Paramedics say that one of the best features of the Company's test is that it can be performed during the transport of the patient to the Emergency Room and appropriate treatment initiated much earlier than in the past.

     Myoglobin tests have been successfully used in conjunction with CK-MB and with cTnI immunoassays to both confirm and exclude MI in patients being admitted to a hospital with chest pains and non-diagnostic ECGs. Myoglobin levels also are reported to correlate with the size of the infarct and to predict successful revascularization following reperfusion therapy. As a result, Myoglobin's role in the diagnosis of MI is becoming better defined and the Company believes that its simple and rapid assay will further enhance the usefulness of the cTnI test.

     LUPUS. Systemic Lupus Erythematosus (Lupus) is a chronic, often fatal disease, manifested by inflammation of multiple organs, including joints, skin, kidneys, heart, blood, blood vessels and the brain. There are more than 2.5 million diagnosed Lupus suffers in the United States and 3.5 million in Europe who might benefit from a simple, daily, inexpensive diagnostic test for Lupus.

     Among the potential benefits of this prospective test would be to assist physicians in identifying Lupus, which has been difficult because symptoms are similar to other diseases, such as arthritis. The test could also help physicians identify periods of remission and active inflammation, facilitate appropriate therapy exactly when needed, minimize debilitating drug therapy and improve the quality of life for Lupus patients.

     In 1996, the Company signed a definitive 15-year agreement with the University of Kansas to use the university's patented synthetic antigen technology for identifying Lupus to develop a point-of-care diagnostic test for the disease. The University of Kansas has developed an antibody found in the system of Lupus patients. The Company has been granted the exclusive, worldwide license for this technology and has developed a rapid, one-step test to identify Lupus antibodies present in the urine of individuals with the disease. This technology currently has two US patents issued.

     SALIVA SAMPLE COLLECTOR. The Company's Sani-Sal Saliva Collector provides a saliva sample which contains low molecular-weight compounds, hormones, enzymes and proteins in levels that are representative of levels at which they are present in serum or plasma.

     The Sani-Sal Saliva Collector is intended to be used with certain of the Company's drugs of abuse and infectious disease screening tests. Clinical trials have been completed for use of the Sani-Sal Saliva Collector with the Company's drugs of abuse screens and clinical trials are ongoing for use of the Sani-Sal Saliva Collector with the Company's infectious disease screens. The target market for the Sani-Sal Saliva Collector will be physician offices, life insurance companies, community outreach programs, immigration centers, the military, customs, foreign governments and correctional institutions. See "Business - Litigation" for a description of a lawsuit brought against the Company regarding its saliva collection technology.

     CANCER SCREENING. The Company is developing the following products for cancer screening:

     PROSTATE-SPECIFIC ANTIGEN ("PSA"). The Company has developed a One Step PSA Test and is currently undergoing clinical trials in preparation for submission of this product to the FDA for Pre-Market Approval ("PMA"). The One Step PSA Test consists of a chromatographic absorbent device and a unique combination of monoclonal antibodies used to selectively detect PSA in test samples with a high degree of sensitivity. The test uses a small finger stick drop of blood, provides results in five minutes and detects levels of PSA as low as 5 ng/ml.

     ALPHAFETOPROTEIN ("AFP"). The Company's One Step Alphafetoprotein Test offers a rapid method of screening, diagnosing and monitoring primary hepatocellular (liver) carcinoma and non-seminomatous testicular cancer. AFP is normally produced during fetal and neonatal development by the liver, yolk sac and gastrointestinal tract. After birth, serum AFP concentration decreases rapidly. Elevation of serum AFP to an abnormally high level occurs in connection with several malignant diseases, including primary hepatocellular carcinoma and non-seminomatous testicular cancer. Serum AFP elevation is also reported in some patients with cirrhosis and hepatitis. The Company is currently undergoing clinical trials in preparation for submission of this product to the FDA for Pre-Market Approval ("PMA").

     FECAL OCCULT BLOOD. The Company's One Step Fecal Occult Blood Test is a rapid, convenient, touch free and odorless qualitative sandwich dye conjugate immunoassay for the determination of human hemoglobin in feces. The Company's One Step Fecal Occult Blood Test detects lower levels of fecal occult blood than the standard guaiac tests by employing an immunospecific, double-sandwich capture method. Positive results appear to be more specific to human hemoglobin and are easier to interpret than the results of guaiac methods.

     The following table sets forth information relating to the Company's existing diagnostic products and those currently under development. The data included in this table is qualified in its entirety to the more detailed information relating thereto included elsewhere in this report.


                                              DIAGNOSTIC PRODUCT PORTFOLIO

                   PRODUCT                                  STATUS (1)                           MARKETING STRATEGY
---------------------------------------------- -------------------------------------- ------------------------------------------
GLUCOSE MONITORING:
TD GlucoseTM System                            Clinical trials in 1997                Ongoing discussions (2)
One Step Whole Blood Glucose Test StripTM      510 (k) cleared (3)                    Ongoing discussions (4)
One Step Blood Glucose Meter                   Production enginnering started         Ongoing discussions (4)
                                               1Q97(3)
Uri-TestTM Glucose Test Strip                  510 (k) cleared                        Health-Mark Diagnostics

CHOLESTEROL MONITORING:
CholestoChekTM  Total Cholesterol Test Strip   510 (k) cleared (5)                    Health-Mark Diagnostics
CholestoChekTM HDL Cholesterol Test Strip      Clinical trials in 1997 (5)            Ongoing discussions (2)
CholestoChekTM  Meter                          Clinical prototype completed (5)       Ongoing discussions (2)

FAMILY PLANNING:
hCG Pregnancy One Step(R) Test Slide           510 (k) cleared                        Boehringer Mannheim; Health-Mark (6)
hCG Pregnancy One Step(R) Midstream Wand       510 (k) cleared                        Boehringer Mannheim; Health-Mark (6)
hCG Pregnancy One Step(R) Test Strip           510 (k) cleared                        Boehringer Mannheim; Health-Mark (6)
One Step LH Test Strip(R) (Ovulation)          510 (k) cleared                        Boehringer Mannheim; Health-Mark (6)
Serum Dilution Reagent (hCG Test)              510 (k) cleared                        Boehringer Mannheim; Health-Mark (6)

DRUGS OF ABUSE SCREENING:
One Step Cocaine Test StripTM                  510 (k) cleared                        Boehringer Mannheim Argentina (8)
One Step Opiate Test StripTM                   510 (k) cleared                        Boehringer Mannheim Argentina (8)
One Step Amphetamine Test StripTM              510 (k) application filed              Boehringer Mannheim Argentina (7) (8)
One Step Methamphetamine Test StripTM          510 (k) cleared                        Boehringer Mannheim Argentina (8)
One Step Phencyclidine (PCP) Test StripTM      Clinical trials                        Boehringer Mannheim Argentina (7) (8)
One Step Benzodiazepine Test StripTM           Clinical trials                        Boehringer Mannheim Argentina (7) (8)
One Step Canabinoids (THC) Test StripTM        510 (k) cleared                        Boehringer Mannheim Argentina (8)
One Step Methadone Test StripTM                Clinical trials                        Boehringer Mannheim Argentina (7) (8)
One Step Barbiturates Test StripTM             510 (k) application filed              Boehringer Mannheim Argentina (7) (8)

INFECTIOUS DISEASE SCREENING:
RapidTest HIVTM Screen                         WHO criteria met (8)                   Boehringer Mannheim Argentina  (8)
RapidTest HBsAgTM Screen (Hepatitis)           WHO criteria met (8)                   Boehringer Mannheim Argentina  (8)
One Step Strep BTM Screen                      Clinical trials                        Boehringer Mannheim Argentina  (8)
One Step Strep ATM Screen                      510 (k) cleared                        Boehringer Mannheim Argentina  (8)
RapidTest ChlamydiaTM Screen                   Clinical trials                        Boehringer Mannheim Argentina  (8)
RapidTest H. pyloriTM Screen                   Preclinicals completed                 Boehringer Mannheim Argentina  (8)

SALIVA SAMPLE COLLECTOR:
Sani-SalTM Saliva Collector                    In development (9)                     To be offered with drugs of abuse and
                                                                                      infectious disease screens

CARDIAC MARKERS:
One Step Cardiac Troponin I Test (cTnI)        Clinical trials in 1997                Will seek marketing partner
One Step Myoglobin                             In development                         Will seek marketing partner

CANCER SCREENS:
One Step PSA Test                              Clinical trials (PMA) (10)             Boehringer Mannheim Argentina  (8)
One Step Alphafetoprotein Test                 Clinical trials (PMA) (10)             Boehringer Mannheim Argentina  (8)
One Step LE Test (Lupus)                       In Development                         Will seek marketing partner
FecOne Step al Occult Blood Test(R)            Clinical trials                        Boehringer Mannheim Argentina  (8)

_____________________
(1)  Except where noted, preclinicals and clinical trials refer to FDA's rapid 510 (k) clearance process.
(2)  The Company has been approached by, and is in ongoing discussions with, several major international  diagnostic and
     pharmaceutical    companies regarding a possible collaboration for the marketing and distribution  of this product.
(3)  The One Step Blood Glucose Test Strip has received 510 (k) clearance  for visual monitoring.  Pending completion of clinical trials for the One Step Blood Glucose Meter,  the Company will submit  a  510 (k)  application for its One
     Step Blood Glucose Monitoring System.
(4)  The Company is in ongoing  discussions  regarding  private label marketing  arrangements for both  professional and over-the-counter sales of  this product.
(5)  The One Step Total Cholesterol Test Strip has received 510 (k) clearance for visual  monitoring. Pending completion
     of clinical trials for the CholestoCheck  meter and the One  Step  HDL Cholesterol  Test  Strip,   the Company will
     submit a 510 (k) application for its One Step CholestoCheck System.
(6)  Boehringer  Mannheim is the non-exclusive  worldwide  marketing  distributor of this product and Health-Mark is the exclusive US over-the-counter marketing distributor of this product.
(7)  At this time, the Company  cannot market this test in the United States,  however it will market outside the United
     States.
(8)  Boehringer Mannheim is the exclusive marketing  distributor of this product in South America,  Central America, and certain Caribbean nations. At this time, the Company cannot market this test in the United States.
(9)  Clinical  trials have been completed for use of this product with certain of the Company's  drugs of abuse screens;
     clinical trials are ongoing for use of this product with the Company's infectious disease screens.
(10) The Company  intends to sell this test only  outside of the United  States  until such time as it is able to obtain
     FDA approval.

HealthCheck Home Health Screens - Health Test Center.

     In order to capitalize on the growth in the market for over-the-counter medical diagnostic products, the Company intends to market certain of its over-the-counter medical diagnostic testing devices to drug, discount and supermarket chains under the Company's HealthCheck name. HealthCheck will include both diagnostic tests and companion products. The Company plans to distinguish HealthCheck from other similar products by its packaging and labeling and by selling its products primarily through colorful "HealthCheck Center" point-of-sale displays. Each display will hold a variety of medical diagnostic test products, as well as health information journals. FDA permission is required to market most medical diagnostic products in the HealthCheck line for over-the-counter sales.

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

                                      HEALTHCHECKTM HOME HEALTH PRODUCT PORTFOLIO

           PRODUCT                     INDICATIONS                STATUS               MARKETING STRATEGY
------------------------------- -------------------------- --------------------- -------------------------------
HEALTHCHECK HOME HEALTH SCREENING AND MONITORING PRODUCTS :

HOME SCREENING TESTS:
CholestoCheckTM Total           Screening test for         510 (k) cleared       Health-Mark Diagnostics
Cholesterol Test  Kit           elevated Total
(Visual)                        Cholesterol
CholestoCheckTM   HDL           Screening test for         Clinical trials       Health-Mark Diagnostics
Cholesterol Test Kit (Visual)   elevated HDL Cholesterol
Uri-TestTM Urinary Tract        Urinary tract and/or       510 (k) cleared       Health-Mark Diagnostics
Infection (UTI) Test Kit        bladder infections noted
                                by presence of nitrite
                                in urine
Uri-TestTM Diabetes Test Kit    Screening test for         510 (k) cleared       Health-Mark Diagnostics
                                glucose in urine
Uri-TestTM Protein Test Kit     Screening test for         510 (k) application   Health-Mark Diagnostics
                                detection of protein in    filed
                                urine indicating kidney
                                infection

REPRODUCTIVE HOME TESTS FOR WOMEN:

HealthCheckTM Pregnancy Test    Detection of pregnancy     510 (k) cleared       Health-Mark Diagnostics
Kit: Midstream Wand
HealthCheckTM Pregnancy Test    Detection of pregnancy     510 (k) cleared       Health-Mark Diagnostics
Kit: Midstream Wand
Double-Pack
HealthCheckTM Pregnancy Value:  Detection of pregnancy     510 (k) cleared       Health-Mark Diagnostics
Pack.  hCG Test Strip
Double-Pack
HealthCheckTM  Ovulation        Ovulation predictor        510 (k) cleared       Health-Mark Diagnostics
Predictor Test Kit

FAMILY MONITORING KITS
HealthCheckTM Vision Screening  Blurry vision monitor      Clear to market       Health-Mark Diagnostics
Test                            for near and far vision
HealthCheckTM Skin Growth       Skin growths and moles     Clear to market       Health-Mark Diagnostics
Monitoring System               are warning  signs of
                                skin cancer


PERSONAL HEALTH JOURNALS:

Men's Journal                 Educational information and          Clear to          Health-Mark Diagnostics
                              organizer for  medical,              market
                              prescription, and insurance
                              information
Woman's Journal               Educational information and          Clear to          Health-Mark Diagnostics
                              organizer organizer for  medical,    market
                              prescription, and insurance
                              information
Senior's Journal              Educational information and          Clear to          Health-Mark Diagnostics
                              organizer organizer for  medical,    market
                              prescription,  insurance
                              information, and living will
"My Pregnancy Journal"        Guide to prenatal care for           Clear to          Health-Mark Diagnostics
                              pregnant women                       market

"All About Me" Children's     Record of a child's growth and       Clear to          Health-Mark Diagnostics
Journal                       development for parents              market


TRANSDERMAL DRUG DELIVERY SYSTEMS

     The Company's Pharmetrix Division is engaged in the research, development and commercialization of transdermal drug delivery systems based on patented and proprietary multi-laminate adhesive matrix and skin permeation technology. The Company is using this technology to develop transdermal drug delivery products which offer one or more of the following advantages: increased efficacy and efficiency of the therapeutic agents involved; increased bioavailability profiles; reduced costs; and delivery of larger molecules through the skin thereby increasing the types of drugs that can be transdermally delivered. All of the Company's transdermal, mucosal and skin permeation products are in the early stages of development. While results of certain preliminary clinical and/or laboratory studies have indicated the efficacy of the Company's transdermal, mucosal and skin permeation technologies, before any products developed by the Company can be commercially marketed, significant additional testing will be necessary (including laboratory tests on animals and humans) and results must be filed with the FDA and/or similar regulatory agencies in other countries where such products may be sold. The process of developing individual products and obtaining FDA or foreign government clearance could take up to several years for each product. However, there can be no assurance that development of any such products will be completed or that FDA clearance will be secured.

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

     Several major international pharmaceutical companies have entered into agreements with the Company for the development and/or commercialization of certain of its transdermal and mucosal technologies: Pharmacia AB (smoking addiction); Revlon Research Center, Inc. (skin permeation); and Taiho Pharmaceutical Co., Ltd. (urinary incontinence). The Company is also in discussions concerning the development and commercialization of estradiol, nicotine and nitroglycerin transdermal products with selected companies. There can be no assurance, however, that definitive arrangements will be reached with any of these companies.

     PLANNED PRODUCT DEVELOPMENT. The Company presently intends to concentrate on the development of transdermal products for the treatment of the following conditions or diseases:

     HORMONE REPLACEMENT FOR MENOPAUSAL SYMPTOMS/OSTEOPOROSIS. The Company is developing two hormone replacement transdermal drug delivery systems, one for delivery of estradiol and the other for delivery of a combination of estradiol and progesterone. With the aging of the population over the nextseveral decades, conditions and diseases such as menopause and osteoporosis, which may benefit from hormone replacement therapy, will become significantly more prevalent. It has been estimated that there are approximately 90 million post-menopausal women worldwide and that this group is one of the fastest growing demographic segments. Estimates indicate that osteoporosis, a progressive thinning and weakening of the bones, accounts for 1.8 million bone fractures in the United States each year. According to the National Osteoporosis Foundation, approximately 75 million people worldwide, and 25 to 30 million in the United States, have osteoporosis. It is estimated that the direct and indirect costs of osteoporosis-related bone fractures in the United States are between $10 and $20 billion annually. The incidence of osteoporosis is expected to double in the next 25 to 35 years due to the continued aging of the population. Industry sources estimate that the 1995 worldwide market for estrogen and combination transdermal drug delivery systems was approximately $350 million.

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

     Nitroglycerin and ISDN are available in several conventional dosage forms including sublingual tablets and other oral and topical formulations. Many of these dosage forms have certain limitations. For example, orally administered nitroglycerin or ISDN involve extensive first-pass liver metabolism to inactive metabolites. Sublingually administered nitroglycerin, often used for acute angina attacks, goes directly into the bloodstream, but due to its short serum half-life, dosing must be repeated every five minutes until symptoms subside. Lastly, topical ointments are available which deliver nitroglycerin or ISDN through the skin and directly into the bloodstream, but these ointments are messy and difficult to dose accurately. Transdermal drug delivery systems have become a widely used form of nitroglycerin and ISDN delivery because they avoid these limitations and help prevent angina attacks by reliably providing continuous therapeutic levels of these drugs in the bloodstream. Transdermal nitroglycerin delivery systems, which were first introduced commercially in 1982, are currently marketed by several companies. Industry sources estimate that the worldwide transdermal nitroglycerin market in 1995 was approximately $400 million.

     SMOKING ADDICTION. Industry sources estimate that in 1991 26% of adults in the United States smoked tobacco products, and it is well recognized that tobacco smoking is the leading cause of preventable disease and death. In 1991, there were more than 434,000 smoking-related deaths in the US accounting for a mortality rate of more than one in every six deaths. The health risks of smoking and non-smokers' growing intolerance of being exposed to secondary smoke are all increasing the demand for effective methods to aid smokers to give up their habit.

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


     The Company has entered into and completed a development contract for one of the first generation nicotine patches currently on the market. The Company has the rights to manufacture a nicotine patch from this development contract and has currently initiated a project to complete a second generation nicotine patch in 1997. The Company intends to manufacture and commercialize this product through its Health-Mark Diagnostics subsidiary under both the HealthCheck brand and private label identity in the over-the-counter market segment. The Company has held preliminary distribution discussions with major drug chains and mass merchandisers.

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

     The Company has entered into an agreement with Taiho Pharmaceutical Co., Ltd. for the development and possible future commercialization of a transdermal drug delivery system for the treatment of urinary incontinence. Under the terms of the agreement the Company will receive a license fee, development fees, milestone payments and royalty fees on final product sales.

     PAIN MANAGEMENT. Traditionally narcotic analgesics have been the mainstay for the treatment of moderate to sever pain, however, their addictive potential, development of tolerance and respiratory depressant side effects often limit their use for continuous or intermittent chronic administration. Many of the approved narcotic analgesics are injected with multi-daily dosing regimens. The introduction of fentanyl transdermal therapeutic system is an improvement compared to the injectable form of the drug since it provides for constant blood levels resulting in an improved safety profile for the drug, however, this product also has the typical addictive potential and adverse side effect profile of the narcotic analgesics. The analgesic market is large and there are opportunities for improved analgesic agents and additional controlled release dosage forms for their administration.

     Ketorolac tromethamine is a non-narcotic analgesic agent having similar potency to morphine without the life-threatening side effect profile of the narcotic analgesics, and offers an alternative to the use of narcotic analgesic agents and belongs to the class of nonsterodial anti-inflammatory analgesic drugs (NSAID).

     The Company's Pharmetrix Division has developed several transdermal therapeutic system designs for delivery of Ketorolac for use in management of moderate to severe pain. Proprietary technology for liquid reservoir-type, solid state reservoir-type, and adhesive matrix-type prototype patches have been developed. These systems employ proprietary excipients for enhancement of skin permeation. Initial pre-clinical irritation studies have been completed on all patch designs which are suitable for further clinical development. Two US patents have been issued which provide broad coverage for transdermal delivery of Ketorolac from several transdermal delivery system designs. The key aspects of the technology include cosmetic elegance and convenience of daily administration, which offer an opportunity for improved patient compliance compared to multiple daily injections or multiple oral dosing which is required for the current products on the market.



         The following table sets forth information  relating to the Company's  transdermal drug delivery products under development.  The data  included in this table is qualified in its entirety to the more  detailed  information  relating thereto included elsewhere in this report.

                                            DRUG DELIVERY PRODUCT PORTFOLIO

          PRODUCT                           INDICATIONS                        STATUS            MARKETING STRATEGY
----------------------------- ---------------------------------------- ----------------------- ------------------------
TRANSDERMAL DRUG DELIVERY SYSTEMS:

HORMONE REPLACEMENT / OSTEOPOROSIS:
Estradiol                     Estrogen replacement                     Phase I clinicals       Available for
                                                                       completed (1)           licensing.   Seeking
                                                                                               marketing partner
Estradiol / Progestin         Hormone replacement and contraception    Preclinicals            Available for
                                                                                               licensing.  Seeking
                                                                                               marketing partner
Testosterone                  Hormone replacement                      Preclinicals            Seeking development &
                                                                                               marketing partner

CARDIOVASCULAR DISEASE:
Nitroglycerin                 Angina                                   Preclinicals            Available for
                                                                                               licensing.
                                                                                               Definitive Development
                                                                                               & Marketing Agreement
                                                                                               for Asia in prepartion.
Isosorbide Dinitrate (ISDN)   Angina                                   Phase I clinicals       Available for
                                                                       completed               licensing.  Seeking
                                                                                               marketing partner

SMOKING ADDICTION:
Nicotine                      Smoking cessation                        Phase I clinicals       Royalty agreement with
                                                                       completed               Pharmacia.
                                                                                               Available for
                                                                                               licensing.   Seeking
                                                                                               marketing partner.
                                                                                               ANDA being prepared
                                                                                               for addition to
                                                                                               HealthCheck line as a
                                                                                               generic.

OTHER:
Bup-4 Incontinence            Urinary Incontinence                     Preclinicals            Agreement with Taiho
                                                                                               Pharmaceutical Co.,
                                                                                               Ltd.
Ketorolac                     Analgesia                                Preclinicals            Available for licensing
                                                                                               Seeking marketing
                                                                                               partner

SKIN PERMEATION ENHANCER:
SR-38                         Skin permeation enhancer                 Samples available for   Available for
                                                                       formulation             licensing.  Seeking
                                                                       development             marketing partners


BIOCHEMICAL MANUFACTURING

     The Company currently manufactures the specialty chemical Tris and its analogues, a biological buffer having numerous applications in the manufacturing of pharmaceutical, cosmetic, diagnostic and other products. Although the Company is capable of manufacturing other biochemical products, it does not intend to broaden its product line at this time. The Company does, however, intend to continue manufacturing and selling Tris.

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

MANUFACTURING AND MATERIALS

     During 1996, the Company significantly expanded its manufacturing capabilities and expects to continue to do so in 1997 in order to further reduce its dependence on third party contractors, which manufactured a majority of the Company's products in 1996. Although the Company has identified alternate manufacturing sources, a change in manufacturers without appropriate lead time could result in a material delay in the delivery of the Company's products and subject the Company to less favorable price terms. The Company is devoting a major portion of its manufacturing to the production of new products.

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

PATENTS, TRADEMARKS AND TECHNOLOGIES

     PATENTS. The Company currently owns 19 US patents and 27 foreign patents, and has four pending US patent applications and 38 pending foreign patent applications.

     Mr. Aronowitz is the legal owner and a co-inventor of certain key patents utilized by the Company, and he has licensed to the Company the right to utilize the patents. The license agreement between Mr. Aronowitz and the Company provides that any patents, products, inventions, devices or other items developed by Mr. Aronowitz during the term of the license agreement (other than those based upon the patents licensed pursuant to the license agreement) in the field of medical diagnostics, pharmaceuticals, transdermal testing, transdermal drug delivery, medical chemistry or medical biochemistry, medical device or health care products are the property of the Company. See "Certain Relationships and Related Transactions."

     Although the Company has obtained patents in the United States with regard to aspects of its membrane-based technology and specific applications thereof, the Company does not have European patents which correspond to certain of such US patents. To the best of the Company's knowledge, however, its membrane-based technology does not infringe the patent of any third party in the United States or Europe. The Company is seeking, and intends to continue to seek, patent protection where appropriate for improvements to its membrane-based technology.

     The Company requires each of its key employees, consultants and advisors to execute a confidentiality and assignment of proprietary rights agreement upon the commencement of an employment or a consulting relationship with the Company. These agreements generally provide that all inventions, ideas and improvements made or conceived by the individual arising out of the employment or consulting relationship shall be the exclusive property of the Company and that all information related thereto shall be kept confidential and not disclosed to third parties except by consent of the Company or in other specified circumstances. There can be no assurance, however, that these agreements will provide effective protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

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


     TRADEMARKS. The following represents the Company's products which have received registered and/or trademark authority

TCPI REGISTERED TRADEMARKS

hCG Pregnancy One Step(R)
Pregnancy One Step(R)
Pregnancy One Step Test Strip(R)
One Step LH Test Strip(R)
One Step Whole Blood Cholesterol Test Strip(R)
Health Test Center(R)
One Step Fecal Occult Blood Test(R)
Soft-E-Touch(R)

TCPI TRADEMARKS

TD GlucoseTM
HealthCheckTM
CholestoCheckTM
Uri-TestTM
Pregnancy One StepTM
One Step Pregnancy StripTM
Pregnancy One Step Test Strip For Urine And SerumTM
One Step Whole Blood Glucose Test StripTM
One Step Cholesterol Test StripTM
One Step HDL Cholesterol Test StripTM
One Step Drugs of Abuse Test Strip - CocaineTM
One Step Drugs of Abuse Test Strip - Canabinoids (THC) TM
One Step Drugs of Abuse Test Strip - AmphetamineTM
One Step Drugs of Abuse Test Strip - MethamphetamineTM
One Step Drugs of Abuse Test Strip - OpiatesTM
One Step Drugs of Abuse Test Strip - BenzodiazepineTM
One Step Drugs of Abuse Test Strip - BarbiturateTM
One Step Drugs of Abuse Test Strip - Phencyclidine (PCP) TM
One Step Drugs of Abuse Test Strip - MethadoneTM
RapidTest HIV TM
RapidTest Chlamydia ScreenTM
RapidTest HBsAg ScreenTM
One Step Strep A ScreenTM
One Step Strep B ScreenTM
One Step H. pylori ScreenTM
Sani Sal TM

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

MARKETING AND SALES

     To date, the Company's medical diagnostic products have been primarily distributed through strategic alliances. To a lesser extent, the Company's medical diagnostic products have been distributed by the Company directly under the Company's proprietary brand name and under private label arrangements with drug, discount and supermarket chains such as CVS, Thrifty Payless, Thrift Drug, Woolworth, Fedco, Long's and Smith's Food & Drug. The Company has expanded direct distribution of its diagnostic products as evidenced by the creation of the HealthCheck line of products and the Health Test Center, the Company intends to enter into strategic alliances with major international medical diagnostic and pharmaceutical companies for the marketing of many of its diagnostic products. These companies have significantly greater financial, marketing and other resources than the Company, and will therefore be able to market the Company's products more effectively through a wider range of distribution channels to a larger market.

     The Company's strategy with respect to development and commercialization of its transdermal and mucosal drug delivery and skin permeation enhancer products two significant components (a) identify and bring to market those products which are candidates for the ANDA process, and can go over-the-counter for sale as HealthCheck products, and (b) enter into strategic alliances with third parties that can fund a portion of product development costs, market the product and, in some cases, participate in clinical testing and obtain regulatory approvals. In an effort to exercise control over the quality of its products and capture a larger portion of the revenues therefrom, the Company will seek to retain manufacturing rights to its products developed under such strategic alliances.

     Since 1992, Boehringer Mannheim has had an exclusive agreement to distribute the Company's One Step hCG Pregnancy Test Strip, its One Step hCG Midstream Wand and its One Step LH Ovulation Test Strip products worldwide. In March 1997, the Company signed another exclusive marketing agreement with Boehringer Mannheim to market a minimum of $50 million of its new diagnostic products for infectious diseases, drugs of abuse testing and cancer screening throughout Latin America during the next 10-years. In addition, the Company is engaged in ongoing discussions with Boehringer Mannheim to identify other potential product additions to this agreement. Boehringer Mannheim is the largest diagnostic distribution company in Latin America.

EMPLOYEES

     As of December 31, 1996, the Company employed 54 full-time employees, including 17 involved in research and development, 12 involved in administration, 20 in production and maintenance and five in marketing and sales. To temporarily expand its capabilities for larger assembly and packaging projects, the Company also hires part time employees. The Company has no collective bargaining or similar agreement with its employees, but does have an employment agreement with its President. See "Note 9 to the accompanying Consolidated Financial Statements." Although management does not anticipate any difficulty in locating and engaging employees to meet the Company's expansion plans, there can be no assurance that the Company will be successful in doing so.

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

     MEDICAL DIAGNOSTIC PRODUCTS. FDA permission to market and distribute a new medical diagnostic product can be obtained in one of two ways. If a new or significantly modified product is "substantially equivalent" to an existing legally marketed product, the new product can be commercially introduced after submission of a 510(k) notification to the FDA, and after the subsequent clearance by the FDA. Less significant modifications to existing products that do not significantly affect the product's safety or effectiveness can be made by the Company without a 510(k) notification. A company that manufactures devices subject to 510(k) clearance must also comply with device good manufacturing practices ("CGMP") and will be subject to periodic inspections by the FDA to confirm compliance.


     The second, more stringent approval process applies to a new product that is not substantially equivalent to an existing product. A premarket approval application ("PMA") will be required for this type of product. The steps required in the PMA process generally include: (i) preclinical studies; (ii) clinical trials in compliance with testing protocols approved by an Institutional Review Board ("IRB") for the participating research institution;
(iii) data from clinical trials sufficient to establish safety and effectiveness of the device for its intended use; (iv) submission to the FDA of an application that contains, among other things, the results of clinical trials, a full description of the product and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling; and (v) review and approval of the PMA by the FDA before the device may be shipped or sold commercially. Finally, the manufacturing site for the product subject to the PMA must operate using device CGMP and pass an FDA Inspection before product commercialization. A company that manufactures devices subject to 510(k) clearance must also comply with device GMP and will be subject to periodic inspections by the FDA to confirm compliance.

     A device requiring a PMA that has not been cleared for marketing in the United States, or one that is not substantially equivalent to a currently marketed device, may be exported to a foreign country for sale, subject to the laws of the such foreign jurisdictions.

     DRUG DELIVERY PRODUCTS. The process required by the FDA before a drug delivery system may be marketed in the United States depends on whether the pharmaceutical compound has existing clearance for use in other dosage forms (e.g., oral solution, tablet). If the drug is a new chemical entity that has not been cleared, then the process includes: (i) preclinical laboratory and animal tests; (ii) the filing of an Investigational New Drug Application ("IND") with the FDA requesting authorization to conduct clinical trials; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of a New Drug Application ("NDA"); and (v) FDA review and clearance of the NDA. If the drug has been previously cleared, then the sponsor of a generic form of the same drug may obtain approval by submitting an Abbreviated New Drug Application ("ANDA") that demonstrates that the two products are bioequivalent. In addition to the foregoing, the FDA requires proof that the drug delivery system delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic result.

     Under the Drug Price Competition and Patent Term Restoration Act of 1984, an NDA sponsor may be granted market exclusivity for a period of time following FDA approval, regardless of the patent status of the product, for certain drug products (e.g., new chemical entities). This marketing exclusivity would prevent a third party from obtaining FDA clearance for a similar or identical drug through the ANDA process. There can be no assurances, however, that any of the Company's products will be afforded market exclusivity.

     In addition to obtaining FDA clearance for each drug product, each manufacturing establishment of new drugs must receive clearance by the FDA. Among the conditions for such approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's current drug CGMP regulations. Drug manufacturers are also subject to periodic CGMP inspections by the FDA to confirm compliance. Finally, in order to export unapproved drug products from the United States for commercial or clinical use, prior FDA export clearance is required.

     The process of completing clinical testing and obtaining FDA approval or clearance for device or drug products is likely to take a number of years and require the expenditure of substantial resources. The FDA may deny a clearance if applicable regulatory criteria are not satisfied or may require additional clinical testing. Even if such data are submitted, the FDA may ultimately decide that the submission does not satisfy the criteria for clearance. Product clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of products that have been commercialized, and it has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs.

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

EXECUTIVE OFFICERS OF THE COMPANY

See Item 10 - "Directors and Executive Officers of the Registrant."

Item 2.           PROPERTIES

     The Company leases approximately 33,000 square feet of space, including its corporate headquarters, general office, manufacturing, and warehouse space, in a building located at 3341 S.W. 15th Street, Pompano Beach, Florida 33069. The Company also maintains approximately 6,500 square feet of additional warehouse space in Pompano Beach, Florida. The Company currently pays approximately $16,000 per month in rent, including sales tax and maintenance fees. The rent is adjusted annually based upon changes in the US Consumer Price Index. The lease also requires the Company to pay real estate taxes, insurance and certain costs for maintaining the premises. Management believes that suitable premises are readily available on acceptable terms should the present premises become unavailable for any reason.

     The Company also leases a 25,000 square foot custom-designed facility in Menlo Park, California which includes office space, fully-equipped laboratories for transdermal drug delivery research and production capabilities. This lease expires in June 1999 and the Company currently pays approximately $26,000 per month in rent under the lease.


Item 3.           LEGAL PROCEEDINGS

     On August 11, 1995, Joseph D'Angelo et al. ("D'Angelo") filed a complaint in the Circuit Court of Broward County, Florida against the Company, Jack L. Aronowitz and certain other parties (the "Lawsuit"). With respect to the Company and Mr. Aronowitz, the Lawsuit alleges, among other things, misappropriation of trade secrets, confidential information and intellectual property related to an HIV saliva test kit. The lawsuit seeks injunctive relief and monetary damages in excess of $15,000.

     Management, after consultation with its counsel, believes that each of the allegations made against it in the Lawsuit are without merit and plans to contest each of the allegations vigorously. This lawsuit is in its preliminary stages and discovery has not been completed. At this time, it is not possible to estimate the ultimate loss, if any, related to this lawsuit. See "Business - Patents, Trademarks and Technologies" for information relating to legal proceedings regarding the Company's patents.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holder, through the submission of proxies or otherwise.

                                     PART II

Item 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

     The Company's Common Stock is traded in the over-the-counter market under the symbol TCPI and is included for quotation on the Nasdaq National Market. The following table sets forth the range of high and low sale prices for the Common Stock for the periods indicated, as reported by Nasdaq.

                                                                                                     Sale Prices (1)

                                                                                                 High              Low
         Fiscal Year 1995

                  Period from February 2, 1995 to March 31, 1995 (2)  . . . . . . .              $ 2 44/64         $  2

                  Quarter Ended June 30, 1995 . . . . . . . . . . . . . . . . . . .              $ 6 5/8           $  2 3/8

                  Quarter Ended September 30, 1995  . . . . . . . . . . . . . . . .              $ 15 1/2          $  6 5/16

                  Quarter Ended December 31, 1995 . . . . . . . . . . . . . . . . .              $ 19 3/4          $  11 3/8


                                                                                                    Sale Prices

                                                                                                 High              Low
         Fiscal Year 1996

                  Quarter Ended March 31, 1996 . . . . . . . . . . . .  . . . . . .              $ 22 3/8          $ 13 1/4

                  Quarter Ended June 30, 1996 . . . . . . . . . . . . . . . . . . .              $ 20 1/4          $  9 5/8

                  Quarter Ended September 30, 1996  . . . . . . . . . . . . . . . .              $ 14 5/8          $  7 1/8

                  Quarter Ended December 31, 1996 . . . . . . . . . . . . . . . . .              $ 11 3/4          $  6 3/4



          Fiscal Year 1997

                  Quarter Ended March 31, 1997 (to March 18, 1997) . . . .                       $ 10 7/8          $  8 1/8

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


     There were approximately 92 holders of record of Common Stock as of March 18, 1997. In addition, the Company estimates there are more than 1,800 beneficial owners of its Common Stock. The Company has not paid cash dividends in the past.


Item 6.           SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The statement of operations data for the years ended December 31, 1996, 1995 and 1994, respectively, and the balance sheet data at December 31, 1996, and 1995, respectively, are derived from the audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and the notes thereto.

                                                                                                          PERIOD FROM JANUARY 30,
Statement of Operations Data:                                                                             1992 (Inception) through
                                                                         DECEMBER 31,                     DECEMBER 31, 1992
                                                     ---------------------------------------------------  ------------------------
                                                                           ($000)
                                                      1996           1995          1994          1993        1992
                                                      ----           ----          ----          ----        ----
Gross sales...............................          $ 7,008        $ 4,712       $ 3,013      $  1,784      $ 2,451

Net sales.................................            6,848          4,188         3,013         1,784        2,451

Gross profit..............................            3,142            936         1,037           757        1,230

Selling, general and administrative.......            4,079          1,807           666           682          889

Research and Development..................            1,766            435            73             3            -

Depreciation and amortization(2)..........            1,671            219            22             -            -

(Loss) Income from operations.............           (4,374)        (1,525)          276            72          341

Net (Loss) Income(1)......................           (2,550)        (1,273)          156            59          214

Net (Loss) Income per common share(1).....          $  (.27)       $  (.18)      $   .04      $    .01      $   .05

Weighted average common shares outstanding
                                                      9,290          7,069         4,295         4,067        4,067

BALANCE SHEET DATA:
                                                                  DECEMBER 31,
                                                       -------------------------------
                                                                    ($000)
                                                       1996                       1995
                                                       ----                       ----

Cash, cash equivalents and investments
available for sale .......................           $ 13,300                   $  1,777

Working capital (deficiency)..............             15,348                     (2,979)

Total assets..............................             37,526                     22,610

Short-term notes payable..................              -0-                        5,264

Total liabilities and minority interest...              1,831                      6,456

Total shareholders'equity.................           $ 35,695                   $ 16,154


     (1) For the years ended December 31, 1994, 1993, the period from January 30, 1992 (Inception) through December 31, 1992, the Company was operated as an S Corporation under the applicable provisions of the Internal Revenue Code, and accordingly, the Company's taxable income was taxed directly at the shareholder level. The net income and earnings per common share amounts for the years ended December 31, 1995, 1994, 1993 and the period from January 30, 1992 (Inception) through December 31, 1992, assume that the Company was subject to federal and state income taxes and taxed as a C Corporation in each of these three years at the tax rates in effect for these periods. See - Notes 1 and 8 to the accompanying Consolidated Financial Statements.

     (2) For the years ended December 31, 1993 and 1992, depreciation and amortization was included in selling, general and administrative.



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

     TCPI is principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and at other point-of-care locations. The Company's medical diagnostic products employ its patented and proprietary membrane-based technology. TCPI is also engaged in the research and development of its TD Glucose Monitoring System, a non-invasive glucose testing process for diabetics. In addition to its ongoing diagnostics business, the Company, through its Pharmetrix Division located in Menlo Park, California, is involved in the research, development and commercialization of transdermal and mucosal drug delivery systems and skin permeation enhancers. The Company currently owns 19 US patents and 27 foreign patents, and has four pending US patent applications and 38 pending foreign patent applications.

     TCPI currently manufactures and markets more than 47 membrane-based diagnostic tests in the United States and internationally, 26 of which have received 510(k) clearance from the FDA. The Company's products include tests and screens for pregnancy, ovulation timing, cholesterol levels, blood glucose levels, infectious diseases, drugs of abuse and certain types of cancer. In addition, the Company has over 20 other diagnostic and transdermal drug delivery products in various stages of development and governmental approval.

     In November 1995, the Company purchased certain assets of Pharma Patch Public Limited Company ("Pharma Patch") and substantially all of the assets of its wholly-owned subsidiary, PP Holdings, Inc. ("PP Holdings") which included, without limitation, 11 US patents relating to transdermal drug delivery and skin permeation technology, proprietary information and trade secrets related thereto, property and equipment and certain licensing and product feasibility agreements entered into by Pharma Patch and PP Holdings. See - Note 2 of the accompanying financial statements.

     In 1996, the Company completed the 100% acquisition of its wholly-owned subsidiary, Health-Mark Diagnostics, L.L.C., which established the capability for the Company to market its diagnostic products in the private label and over-the-counter market segments. The Company currently markets its products under its proprietary brand name, PDQ, and distributes approximately 53 private label products with drug, discount and supermarket chains in North America. In February 1997, the Company launched its HealthCheck brand of over-the-counter diagnostic products and health journals for consumers.

     In February 1997, the Company officially launched its HealthCheck brand of over-the-counter diagnostic products and health journals. The HealthCheck line presently consists of 14 accurate and easy to use products for consumers which include diagnostic tests and screens for cholesterol, diabetes, urinary tract infection, pregnancy, ovulation, deteriorating vision and skin cancer, as well as a series of health journals designed to educate and keep track of important health information for women, men, seniors, children and pregnant women. In March 1997, the Company announced that Eckerd Corp., a 2,700 store drug chain, placed initial orders for the HealthCheck tests for diabetes and cholesterol. The Company expects its ongoing marketing efforts will result in similar discussions with other drugstore chains, retailers and discount retailers.

     In March 1997, the Company signed an exclusive marketing agreement with Boehringer Mannheim to market a minimum of $50 million of its diagnostic products for infectious diseases, drugs of abuse testing and cancer screening throughout Latin American during the next 10-years. In addition, the Company is engaged in ongoing discussions with Boehringer Mannheim to identify other potential product additions to this agreement. Boehringer Mannheim is the largest diagnostic distribution company in Latin America.

     The Company expects to continue developing its medical diagnostic products internally, although it intends to enter into strategic alliances with major international  diagnostic  and  pharmaceutical  companies  for the marketing and
distribution   of  these   products.   With  respect  to  the   development  and
commercialization of its transdermal drug delivery systems and skin permeation enhancers, the Company intends to enter into strategic alliances with third parties that may, in some cases, fund a portion of the product development costs,participate in clinical testing, obtain regulatory approvals and market the product.

RESULTS OF OPERATIONS

       Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
       ---------------------------------------------------------------------

     The Company acquired the assets of its Pharmetrix Division in November 1995. The results of operations reflect 12-months of Pharmetrix expenses in 1996, two months in 1995 and zero in 1994. Therefore, the results of operations for the year ended December 31, 1996 are not directly comparable to 1995 or 1994 results of operations.

     SALES. The Company's net sales increased by approximately 64% to $6,848,382 in 1996 from $4,188,461 in 1995. This increase resulted principally from higher sales of the Company's private label Family Planning products in the United States, increased foreign sales of diagnostic products and fees received from Taiho Pharmaceutical Co., Ltd. for the development of a urinary incontinence transdermal drug delivery product by the Company's Pharmetrix Division. In addition, since 1994, sales of the Company's products and to its largest customer, Boehringer Mannheim, have increased by more than 18%.

     GROSS PROFIT. The Company's gross profit increased by $2,206,404 to $3,142,115 in 1996 from $935,711 in 1995. Gross profit as a percent of net sales increased to 45.9% in 1996 from 22.3% in 1995. The increase was principally due to improvement in product mix. As a wholly-owned subsidiary, the array of Health-Mark Diagnostic, L.L.C. products have a positive impact to the consolidated gross profit return. The gross profit return also improved as a result of bringing product manufacturing in-house and achieving various economics of scale.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling general and administrative (SG&A) expenses increased substantially in 1996 as compared to 1995, principally due to the acquisition of the Pharmetrix Division. SG&A expenses were impacted by the hiring of additional laboratory, manufacturing, and administrative personnel to support the growth in sales, manufacturing scale-up and facility expansion. The Company's SG&A expenses, increased to $4,079,325 in 1996 from $1,806,910 in 1995.

     RESEARCH AND DEVELOPMENT. The greatest impact on the increase in operating expenses were higher research and development (R&D) expenses associated with the Pharmetrix Division. The Company's investment in R&D has contributed to the development of several new products, such as its TD Glucose System. The Company's R&D expenses increased to $1,766,590 in 1996 from $434,981 in 1995.

     NET INCOME (LOSS). The Company posted a net loss of $2,550,107 in 1996 from $1,432,678 in 1995 as a result of the integration of the Pharmetrix Division, investment in research and development, manufacturing scale-up and facility expansion.

         Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
         ---------------------------------------------------------------------

     SALES. The Company's net sales increased 39.0% to $4,188,461 in 1995 from $3,012,967 in 1994. This increase resulted principally from the introduction of the over-the-counter One Step hCG Pregnancy Midstream Wand, production of the specialty chemical Tris (hydroxy methyl) aminomethane ("Tris") and successful establishment of the Company's direct distribution of over-the-counter products. The net sales gain included a charge of $523,533 related to the return of products for repackaging to meet new customer specifications. Substantially all of these returned products were repackaged and reshipped to the customer during the first quarter of 1996.

     GROSS PROFIT. The Company's gross profit decreased $101,250 to $935,711 in 1995 from $1,036,961 in 1994. The Company's gross profit as a percentage of net sales decreased to 22.3% in 1995 from 34.4% in 1994 as a result of start-up costs related to the resumption of manufacturing of Tris and expenses associated with increased in-house manufacturing of the Company's products.

     SELLING, GENERAL AND ADMINISTRATIVE. The Company's SG&A expenses increased to $2,025,847 in 1995 from $688,036 in 1994. This increase was principally attributable to costs associated with additional marketing, regulatory, quality control, laboratory, production and administrative personnel.

     RESEARCH AND DEVELOPMENT. The Company's R&D expenses increased to $434,981 in 1995 from $73,402 in 1994. This increase was primarily the result of costs related to the operation of the Company's Pharmetrix Division and costs associated with the development of the Company's One Step Helicobacter pylori Screen, its CholestoCheck Meter, its TD Glucose System and certain of its drugs of abuse screens.

     NET INCOME (LOSS). The Company experienced a net loss of $1,493,628 in 1995 as compared to net income of $244,621 in 1994. The net loss for 1995 resulted primarily from the factors described above.

     For the year ended December 31, 1994, the Company was operated as an S corporation under the applicable provisions of the Internal Revenue Code, and, accordingly, the Company's taxable income was taxed at the shareholder level. Net Income (Loss) for 1994 and 1995, on a pro forma basis assuming that the Company had been subject to federal and state income taxes and taxed as a C corporation during each of these years, would have been $156,154 and $(1,273,469), respectively.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1996, the Company completed a secondary public offering and issued 1,600,000 shares of common stock, raising net proceeds of approximately $21.2 million. Proceeds from this offering enabled the Company to purchase the additional research and development manufacturing equipment necessary to speed the development and production of several new products. In 1995, the Company completed a $4.4 million initial public offering, of which net proceeds were used to expand the Company's manufacturing facility and to introduce and market new products.

     As of December 31, 1996, cash and cash equivalents and investments totaled $13,300,454. The Company had current assets of $17,007,959 and working capital of $15,348,191. Shareholders' Equity at December 31, 1996 was $35,694,621.

     The Company plans to earmark funds to (a) increase its R&D budget related to the completion and commercialization of the Company's products currently under development, including its non-invasive transdermal glucose monitoring system (TD Glucose System), its One Step CholestoCheck System, and various transdermal drug delivery products and skin permeation enhancer, (b) expand direct distribution of medical diagnostic products, (c) introduce direct distribution of its cholesterol monitoring system (One Step CholestoCheck System), (d) hire additional personnel, and (e) expand its facilities and revenue generating manufacturing equipment. For additional information related to the Company's cash flow activities, See - "Consolidated Statements of Cash Flow."

     The Company's future long-term capital expenditure requirements will depend on the following factors: (i) the time required to obtain regulatory approvals;
(ii) the progress of the Company's research and development program; and (iii) the ability of the Company to develop additional marketing and distribution alliances. The Company anticipates that it will continue to incur net losses until such time, if any, as the Company is able to generate sufficient revenues from product sales to offset expenses related to its growth. Management believes that, during 1996, the impact of inflation was immaterial to the Company's results of operations.

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

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements and supplementary data for the Company are attached and incorporated into Item 7.

                          INDEX TO FINANCIAL STATEMENTS

                      TECHNICAL CHEMICAL AND PRODUCTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1996, 1995 and 1994




                                    Contents

Report of Independent Certified Public Accountants.......................F-1

Audited Consolidated Financial Statements

Consolidated Balance
Sheets...................................................................F-2
Consolidated Statements of Operations....................................F-3
Consolidated Statements of Shareholders' Equity..........................F-4
Consolidated Statements of Cash Flows....................................F-5
Notes to Consolidated Financial Statements...............................F-6

               Report of Independent Certified Public Accountants



Board of Directors
Technical Chemicals and Products, Inc.

     We have audited the accompanying consolidated balance sheets of Technical Chemicals and Products, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Chemicals and Products, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 /s/Ernst & Young LLP

Miami, Florida
February 19, 1997




                                Technical Chemicals and Products, Inc. and Subsidiaries
                                              Consolidated Balance Sheets

                                                                                            December 31
                                                                                      1996              1995
                                                                                ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                        $  1,607,311    $     666,486
   Investments                                                                        11,693,143        1,110,932
   Accounts receivable, net of allowances for doubtful accounts of
     $18,000 in 1996 and 1995                                                          2,177,700          939,263
   Inventory                                                                           1,039,390          548,555
   Other                                                                                 490,415          207,996
                                                                                     -----------------------------
Total current assets                                                                  17,007,959        3,473,232
                                                                                     -----------------------------
Property and equipment, net                                                            2,708,481        1,925,789
Patents and trademarks, net of accumulated amortization of $1,120,786 in
   1996 and $120,244 in 1995                                                          13,887,357       14,878,507

Goodwill, net of accumulated amortization of $165,985 in 1996 and $6,221
   in 1995                                                                             2,327,975        2,195,695
Other assets                                                                           1,594,268          136,521
                                                                                    ==============================
Total assets                                                                         $37,526,040      $22,609,744
                                                                                    ==============================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                                 $  1,458,101     $  1,002,582
   Accrued expenses                                                                      201,667          185,420
   Notes payable                                                                               -        5,188,888
   Notes payable to related parties                                                            -           75,336
                                                                                     -----------------------------
Total current liabilities                                                              1,659,768        6,452,226
                                                                                     -----------------------------
Other liabilities                                                                        171,651                -

Minority interest in subsidiary                                                                -            3,971
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.001 par value:
     authorized shares - 25,000,000 in 1996;
     No issued and outstanding shares                                                          -                -
   Common stock, $.001 par value:
     authorized shares - 100,000,000 in 1996 and
        25,000,000 in 1995
     Issued and outstanding shares - 9,938,634 in 1996
       and 8,117,880 in 1995                                                               9,939            8,118
   Additional paid-in capital                                                         39,608,217       17,583,104
   Accumulated deficit                                                                (3,923,535)      (1,437,675)
                                                                                     -----------------------------
Total shareholders' equity                                                            35,694,621       16,153,547
                                                                                     -----------------------------
Total liabilities and shareholders' equity                                          $ 37,526,040      $22,609,744
                                                                                     =============================

See accompanying notes.

                                Technical Chemicals and Products, Inc. and Subsidiaries
                                         Consolidated Statements of Operations

                                                                                Year ended December 31
                                                                        1996              1995             1994
Gross sales (including $1,280,000 of research and
   development service revenue in 1996)                               $7,007,641       $ 4,711,994        $3,012,967
Returns and allowances                                                   159,259           523,533                 -
                                                                      ----------------------------------------------
Net sales                                                              6,848,382         4,188,461         3,012,967
Cost of sales                                                          3,706,267         3,252,750         1,976,006
                                                                      ----------------------------------------------
Gross profit                                                           3,142,115           935,711         1,036,961
                                                                      ----------------------------------------------

Operating expenses:
   Selling, general and administrative                                 4,079,325         1,806,910           666,182
   Research and development                                            1,766,590           434,981            73,402
   Depreciation and amortization                                       1,670,529           218,937            21,854
                                                                 ------------------------------------------------------
                                                                       7,516,444         2,460,828           761,438
                                                                 ------------------------------------------------------
(Loss) income from operations                                         (4,374,329)       (1,525,117)          275,523

Other income (expense):
   Interest income                                                       528,741           164,012             1,708
   Interest expense                                                     (207,650)          (71,573)          (32,610)
                                                                 ------------------------------------------------------
(Loss) income before income tax benefit and extraordinary item        (4,053,238)       (1,432,678)          244,621
Income tax benefit                                                     1,503,131                 -                 -
                                                                 ------------------------------------------------------
(Loss) income before extraordinary item                               (2,550,107)       (1,432,678)          244,621
Extraordinary item-loss on early extinguishment of debt                        -            60,950                 -
                                                                 ======================================================
Net (loss) income                                                    $(2,550,107)      $(1,493,628)      $   244,621
                                                                 ======================================================

(Loss) income per common share:
   Before extraordinary item                                          $     (.27)      $      (.20)       $      .06
   Extraordinary loss                                                          -              (.01)       $        -
                                                                 ------------------------------------------------------
Net (loss) income per common share                                    $     (.27)      $       (.21)              .06
                                                                 ======================================================

Weighted average number of common shares outstanding                   9,290,476         7,069,507         4,295,116
                                                                 ======================================================

Unaudited pro forma information:
   (Loss) income before income taxes and extraordinary item                            $(1,432,678)       $  244,621
Income tax (benefit) provision:
   Current                                                                                (213,856)           86,961
   Deferred                                                                                 (6,303)            1,506
                                                                                   ------------------------------------
                                                                                          (220,159)           88,467
                                                                                   ------------------------------------
(Loss) income before extraordinary item                                                 (1,212,519)          156,154
Extraordinary item - loss on early extinguishment of debt                                     60,950                 -
                                                                                   ------------------------------------
Net (loss) income                                                                      $(1,273,469)       $  156,154
                                                                                   ====================================

(Loss) income per common share:
   Before extraordinary item                                                           $      (.17)       $      .04
   Extraordinary loss                                                                         (.01)                -
                                                                                   ------------------------------------
                                                                                   ====================================
Net (loss) income per common share                                                     $      (.18)       $      .04
                                                                                   ====================================

See accompanying notes

                                Technical Chemicals and Products, Inc. and Subsidiaries
                                    Consolidated Statements of Shareholders' Equity



                                           Common Stock                                  Retained
                                   --------------------------                            Earnings
                                    Number of                          Additional      (Accumulated
                                      Shares           Amount       Paid-In Capital      Deficit)           Total
                                -----------------------------------------------------------------------------------------
Balance at January 1, 1994            4,066,666         $4,066     $          (2,033)  $      84,024    $      86,057
                                -----------------------------------------------------------------------------------------
   Shares issued, net of
     costs of $60,000                   545,000            546             219,517                 -          220,063
   Net income                                 -              -                   -           244,621          244,621
   Distributions paid                         -              -                   -           (18,200)         (18,200)
                                -----------------------------------------------------------------------------------------
Balance at December 31, 1994          4,611,666          4,612             217,484           310,445          532,541
                                -----------------------------------------------------------------------------------------
   Shares issued, net of
     costs of $1,005,874              2,570,000          2,570           3,831,556                 -        3,834,126
   Distributions paid                         -              -                   -          (268,992)        (268,992)
   Shares issued for
     acquisition of certain
     assets of Pharma Patch
     Public Limited Company             886,214            886          13,434,114                 -       13,435,000
   Shares issued upon
     exercise of options                 50,000             50              99,950                 -          100,000
   Net loss                                   -              -                   -        (1,493,628)      (1,493,628)
   Adjustment for unrealized
     gains on investments                     -              -                   -            14,500           14,500
                                -----------------------------------------------------------------------------------------
Balance at December 31, 1995          8,117,880          8,118          17,583,104        (1,437,675)      16,153,547
                                -----------------------------------------------------------------------------------------
Shares issued, net of costs
   of $1,102,660                      1,600,000          1,600          21,225,473                 -       21,227,073
Shares issued upon exercise
   of  options and warrants             190,754            191             379,670                 -          379,861
Shares issued in connection
   with acquisition of
   Health-Mark                           15,000             15             194,985                 -          195,000
Shares issued in lieu of rent            15,000             15             224,985                 -          225,000
Net loss                                      -              -                   -        (2,550,107)      (2,550,107)
Adjustment for unrealized
   gains on investments                       -              -                   -            64,247           64,247
                                =========================================================================================
Balance at December 31,1996           9,938,634         $9,939         $39,608,217       $(3,923,535)     $35,694,621
                                =========================================================================================

See accompanying notes.

                                Technical Chemicals and Products, Inc. and Subsidiaries
                                         Consolidated Statements of Cash Flows

                                                                             Year ended December 31,
                                                                    1996             1995               1994
                                                              ------------------------------------------------------
Operating activities
Net (loss) income                                                  $(2,550,107)      $(1,493,628)        $244,621
Adjustments to reconcile net (loss) income to net cash
   (used) provided by operating activities:
     Depreciation and amortization                                   1,670,529           218,937           21,854
     Issuance of stock for rent                                         37,360                 -                -
     Deferred income taxes                                          (1,503,131)                -                -
     Loss on extinguishment of debt                                          -            60,950                -
     Minority interest in subsidiary                                         -             3,971                -
     Changes in operating assets and liabilities,
       net of acquisition:
       Accounts receivable                                          (1,339,452)         (172,054)        (380,398)
       Inventory                                                      (490,835)         (162,487)        (264,016)
       Other current assets                                             56,420          (103,502)               -
       Accounts payable and accrued expenses                           471,766           376,293          449,080
                                                              ----------------------------------------------------
Net cash (used) provided by operating activities                    (3,647,450)       (1,271,520)          71,141
                                                              ----------------------------------------------------
Investing activities
Purchase of property and equipment                                  (1,272,603)         (111,608)        (177,048)
Deposit on equipment                                                         -           (79,494)               -
Decrease (increase) in other assets                                     45,384            57,576          (26,602)
Cash paid for acquisition of certain assets
   of               Pharma Patch Public Limited Company                      -          (285,945)               -
Purchase of investments                                            (11,617,964)       (2,101,245)               -
Proceeds from sale of investments                                    1,100,000         1,004,813                -
Investment in patents and intangible assets                             (9,392)          (20,404)               -
Payments to affiliates                                                       -           (30,000)               -
                                                              ------------------------------------------------------
Net cash used in investing activities                              (11,754,575)       (1,566,307)        (203,650)
                                                              ------------------------------------------------------
Financing activities
Net proceeds from issuance of common stock                         $21,227,213        $3,834,126         $220,063
Proceeds from issuance of notes payable to shareholders                      -                 -          219,050
Proceeds from stock options exercised                                  379,861           100,000                -
Repayment of notes                                                  (5,188,888)                -                -
Repayment of notes payable to related parties                          (75,336)                -                -
Payments on notes payable to shareholders                                    -          (280,000)               -
Payments on note payable to majority shareholder                             -          (100,000)         (50,000)
Costs related to initial public offering                                     -                 -          (72,330)
Shareholder distributions                                                    -          (268,992)         (18,200)
                                                              ------------------------------------------------------
Net cash provided by financing activities                           16,342,850         3,285,134          298,583
                                                              ------------------------------------------------------
Net increase in cash and cash equivalents                              940,825           447,307          166,074
Cash and cash equivalents at beginning of year                         666,486           219,179           53,168
Cash and cash equivalents at end of year                           $ 1,607,311       $   666,486         $219,242
                                                              ======================================================

Supplemental disclosure of cash activities
Cash paid during the year for interest                             $   207,650       $     7,965         $ 22,110
                                                              ======================================================

Supplemental disclosure of non-cash activities

See Notes 2, 7, and 12 for certain non-cash investing and financing activities.

See accompanying notes.

                     Technical Chemicals and Products, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995, and 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

     Technical Chemicals and Products, Inc. and subsidiaries (the Company) is principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and at other point of care locations. The Company's medical diagnostic products employ its patented and proprietary membrane-based technology. In addition to its ongoing diagnostics business, the Company is involved in the research, development and commercialization of transdermal and mucosal drug delivery systems and skin permeation enhancers.

BASIS OF CONSOLIDATION

     The accompanying  consolidated  financial  statements  include  Health-Mark
Diagnostic,   L.L.C.   (Health-Mark)  (see  Note  2)  which  is  a  wholly-owned
subsidiary. Significant intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Deposits in banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company has not experienced any losses on its deposits of cash and cash equivalents.

INVESTMENTS

     Investments are carried at fair market value, with resulting unrealized holding gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income. Interest and dividends on investments are included in interest income. The cost of investments sold is based on the specific identification method.

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

INTANGIBLE ASSETS

     Purchased patents and trademarks are amortized using the straight-line method over a composite life of 15 years based on the shorter of their legal life or estimated useful life of the individual patents and trademarks, which range from 11 to 17 years. Goodwill is amortized using the straight-line method over 15 years. The realizability of patents, trademarks and goodwill is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. At this time, the Company believes that no significant impairment of these intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

REVENUE RECOGNITION

     Revenues are recognized when a product is shipped. Product returns are permitted only in limited circumstances and are estimated and reflected as adjustments to current period sales.

RESEARCH AND DEVELOPMENT

     Research and development is expensed as incurred. Payments received for research and development arrangements are recognized as service revenue.

                     Technical Chemicals and Products, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

     Prior to February 2, 1995, the Company had elected to be taxed as an Scorporation pursuant to the provisions of the Internal Revenue Code. Under this election, the operating results of the Company were reported in the income tax returns of the shareholders. Upon the completion of the initial public offering effective February 2, 1995, the Company became subject to corporate income taxes.

NET (LOSS) INCOME PER SHARE

     Net (loss) income per share, including that which is presented on a pro forma basis, is calculated using the weighted average number of common shares outstanding during the respective periods. Common stock equivalents are not included in the computation of net loss and pro forma net loss per share in 1996 and 1995 as their effect is antidilutive.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. ACQUISITIONS

     Health-Mark is a wholesale representative company used in marketing certain of the Company's products. In 1994, the Company issued 125,000 shares of its common stock to the Company's majority shareholder for a 50% interest in Health-Mark. Since 1994, the Company has acquired all of the outstanding common stock of Health Mark in a series of transactions for total consideration of $53,000 and 15,000 shares of the Company's common stock valued at $195,000. Beginning in 1995, the financial statements of Health Mark have been consolidated into the accompanying inancial statements.

     On November 15, 1995, the Company purchased certain assets of Pharma Patch Public Limited Company (Pharma Patch), an Ireland corporation, including substantially all of the assets of its wholly-owned subsidiary, PP Holdings, Inc. (PPH), a California corporation (collectively referred to as the Purchased Assets). The Purchased Assets consisted of accounts receivable of $207,917, property and equipment of $1,624,330 and intangible assets of $16,801,641. The Company (i) issued an aggregate of 886,214 shares of its common stock valued at $13,435,000; (ii) assumed responsibility for an approximate $5,000,000 debt owed to Flora, Inc. (Flora) (see Note 7) by issuing promissory notes in the aggregate principal amount of $5,188,888, and (iii) paid $10,000 in cash. The Company incurred acquisition costs of $275,945 which are included in intangible assets.

                     Technical Chemicals and Products, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)


2. ACQUISITIONS (Continued)

     The acquisition of the Purchased Assets, described above, was recorded pursuant to the purchase method of accounting and, therefore, the operating results related to the Purchased Assets are included in the Company's operating results beginning November 15, 1995. The Purchased Assets are presently utilized principally in research and development activities.

     The following summarized unaudited pro forma results of operations for the years ended December 31, 1995 and 1994 assume the acquisition of the Purchased Assets occurred as of the beginning of the respective years. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.

                                                           Pro forma
                                                    1995              1994
                                               ---------------------------------
                                                          (Unaudited)
         Net sales                                 $ 4,577,516      $ 3,012,967
                                                ================================
         Loss before extraordinary item            $(5,799,174)     $(5,534,771)
         Extraordinary loss                             60,950                -
                                                --------------------------------
         Net Loss                                  $(5,860,125)     $(5,534,771)
                                                ================================
         Loss per common share:
            Before extraordinary item              $      (.73)           (1.07)
            Extraordinary loss                            (.01)               -
                                                --------------------------------
         Net loss per common share                 $      (.74)     $     (1.07)
                                                ================================


3. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, investments, trade accounts receivable and short-term borrowings reflected in the consolidated financial statements approximate market value. Management believes that these financial instruments approximate market value because they were entered into during the current year and there have been no significant changes in their status that would affect their market value.

                     Technical Chemicals and Products, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)



4. INVENTORY

Inventory at December 31 consists of the following:

                                                               1996              1995
                                                      ------------------------------------
         Raw materials and supplies                    $   577,719         $377,610
         Work in process                                    50,483                -
         Finished goods                                    411,188          170,945
                                                       ------------------------------------
                                                        $ 1,039,390         $548,555
                                                       ====================================

5. INVESTMENTS

Investments consist of the following:

                                                                       Gross Unrealized
                                                                             Gains             Fair
         December 31, 1996                                  Cost                              Value
                                                     ------------------------------------------------------
         Government bonds                                $  7,618,396         $71,917       $  7,690,313
         Corporate bonds                                    3,996,000           6,830          4,002,830
                                                     ------------------------------------------------------
                                                         $ 11,614,396         $78,747       $ 11,693,143
                                                     ======================================================
         December 31, 1995

         U.S. Corporate bond                             $     96,432         $ 4,580       $    101,012
         U.S. Government agency bond                        1,000,000            9920          1,009,920
                                                     ------------------------------------------------------
                                                         $  1,096,432         $14,500       $  1,110,932
                                                     ======================================================


The contractual maturity of investments at December 31, 1996, is as follows:

                                                                                               Fair
                                                                             Cost             Value
                                                                       ------------------------------------

         Due within one year                                               $  5,935,162     $  5,990,310
         Due between one year and five years                                  5,679,234        5,702,83
                                                                       ------------------------------------
                                                                            $11,614,396      $11,693,143
                                                                       ====================================

                     Technical Chemicals and Products, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)



6. PROPERTY AND EQUIPMENT

Property and equipment at December 31 consists of the following:

                                                     1996              1995
                                             -----------------------------------
            Furniture, fixtures and equipment   $2,193,454       $1,261,533
            Real property                          216,793                -
            Leasehold improvements                 863,401          787,302
                                              ----------------------------------
                                                 3,273,648        2,048,835
            Accumulated depreciation              (565,167)        (123,046)
                                              ----------------------------------
                                                $2,708,481       $1,925,789
                                              ==================================


7. NOTES PAYABLE

     At December 31, 1995, notes payable consisted of two promissory notes (which were paid in full during 1996) with an aggregate principal amount of $5,000,000 payable to Flora (see Note 2), bearing interest at 10% per annum.

8. INCOME TAXES

Historical

     As discussed in Note 1, the Company became subject to corporate income taxes concurrent with the February 2, 1995 public offering. For the year ended December 31, 1994, the Company elected S corporation status and was not subject to income taxes.

     The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                     Technical Chemicals and Products, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)


8. INCOME TAXES (Continued)


     The  components of the income tax  provision  (benefit) for the years ended
December 31 are as follows:

                                                     1996               1995
                                             -----------------------------------
         Current                             $               -     $    (6,303)
         Deferred                                  (1,503,131)           6,303
                                             ===================================
         Total                               $     (1,503,131)               -
                                             ===================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of December 31 are as follows:

                                                   1996           1995
                                             -----------------------------------
         Net operating losses                $1,935,993        $641,663
         Depreciation and amortization          132,955         (72,310)
         Other                                    6,984           3,448
                                             -----------------------------------
         Net deferred tax assets              2,075,932         572,801
         Valuation allowance                   (572,801)       (572,801)
                                             -----------------------------------
         Net deferred taxes                  $1,503,131        $      -
                                             ===================================

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $572,801 valuation allowance at December 31, 1996 and 1995 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At December 31, 1996, the Company has available net operating loss carryforwards of approximately $4,979,000, which expire in the years 2010 and 2011.

     The reconciliation of the expected income tax expense for the years ended December 31 computed on loss before income taxes at federal statutory rates is as follows:

                                                    1996            1995
                                               ------------------------------
         Tax at federal statutory rate           (34.00)%         (34.00)%
         State and local income taxes, net of
           federal tax benefit                    (4.88)           (5.83)
         Nondeductible items                       1.50                -
         Change in valuation allowance                -            38.85
         Other                                      .30             1.48
                                                -----------------------------
         Total                                   (37.08)%           0.5%
                                                =============================

                     Technical Chemicals and Products, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)


8. INCOME TAXES (Continued)

Pro Forma

     The pro forma tax provision for the year ended December 31, 1995 reflects the benefit for a portion of the net operating loss that could have been carried back to prior years based on pro forma provisions in those years.

     The unaudited pro forma income tax provision (credit) differed from the amounts computed by applying the federal statutory rate of 34% to income (loss) before income taxes as follows:

                                                    1995             1994
                                                -------------------------------
         Tax at federal statutory rate            (34.00)%          34.00%
         State and local income taxes,
          net of federal tax benefit
                                                   (5.83)            3.71
         Change in valuation allowance             24.03              .00
         Other                                      1.06            (1.54)
                                                -------------------------------
                                                  (14.74)%          36.17%
                                                ===============================


9. RELATED PARTY TRANSACTIONS

     The Company and its founding major shareholder are parties to an exclusive, worldwide license agreement dated January 31, 1996 (License Agreement) under which the Company has the right to manufacture, promote, market and sell all medical, pharmaceutical and health care products and devices created by the major shareholder on or before the date of the License Agreement (Technology). The License Agreement is for a term of twenty years with automatic renewals and requires annual fees equal to the greater of (i) 3% of net collected sales revenues from products based upon the Technology or (ii) $10,000, with an aggregate maximum limitation of $10,000,000. The License Agreement replaces an earlier license agreement with similar provisions. During 1996, the major shareholder earned $114,417 pursuant to the License Agreement. The major shareholder waived all licensing fees due him for the years ended December 31, 1995 and 1994.

     The Company and its major shareholder entered into an employment agreement effective January 16, 1996, amending an employment agreement dated January 1, 1993, under which the major shareholder serves as president. The terms provide for a salary of $125,000 per year for the first five years beginning January 1, 1993 (with 5% per year raises) as annual base compensation, plus an annual bonus equal to at least 5% of the consolidated pretax income of the Company. During 1996 and 1995, the president received salaries of $144,800 and $137,813, respectively. During 1994, the president received $36,000 of salary and waived any additional compensation due him through December 31, 1994.

                     Technical Chemicals and Products, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)

9. RELATED PARTY TRANSACTIONS (Continued)


     In connection with the amendment of the employment agreement described above, the Company issued its major shareholder a warrant to purchase 500,000 shares of common stock at an exercise price of $15 per share.

10. SIGNIFICANT CUSTOMER

     A significant part of the Company's business is dependent upon one European customer. During the years ended December 31, 1996, 1995 and 1994, this customer accounted for $3,099,125, $2,971,274 and $2,621,370 of sales, respectively. As of December 31, 1996 and 1995, accounts receivable from this customer were $1,078,885 and $471,715, respectively.

11. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases its operating facilities under operating leases expiring in June and October 1999. Rent expense under operating leases for the years ended December 31, 1996, 1995 and 1994 was $582,316, $179,901 and $87,409,
respectively.

     At December 31, 1996, future minimum rentals, subject to cost-of-living adjustments, are approximately as follows:

         1997                                            $   477,500
         1998                                                477,500
         1999                                                301,700
                                                        ----------------
                                                         $ 1,256,700
                                                        ================

LITIGATION

     The Company has been named in a lawsuit which alleges misappropriation of trade secrets, confidential information and intellectual property related to an HIV saliva test kit. The plaintiffs seek injunctive relief and monetary damages in excess of $15,000. Management believes, after consultation with counsel, that each of the allegations included in the lawsuit is without merit, and plans to contest each of the allegations vigorously. This lawsuit is in its preliminary stages and discovery has not been completed. At this time, it is not possible to estimate the ultimate loss, if any, related to this lawsuit.

     In addition to the above, the Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings, including those described above, will not have a material adverse effect on the Company's results of operations or financial position.

                     Technical Chemicals and Products, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

FINANCING

     During  1996,  the  Company   entered  into  a  standby  letter  of  credit
arrangement with a financial institution. As of December 31, 1996 no amounts were outstanding on the letter of credit.

12. SHAREHOLDERS' EQUITY

     In April 1996, the Company completed a secondary public offering and issued 1,600,000 shares of common stock, raising net proceeds of approximately
$21,227,000. During February, 1995, the Company raised net proceeds of approximately $3,800,000 and issued 2,570,000 shares of common stock in a public offering (including 150,000 shares to a public relations firm).

     During 1995, a two-for-one stock split was distributed to shareholders. All references in the consolidated financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the effect of the stock split.

     In January 1996, the Company adopted Amended and Restated Articles of Incorporation and Amended and Restated Bylaws which include certain anti-takeover provisions. In addition, the Company adopted a Shareholder Protection Agreement (the Rights Amendment). Pursuant to the terms of the Rights Agreement, preferred stock purchase rights (Rights) were distributed, as a dividend, to shareholders of record as of the date the Company entered into the Rights Agreement, at a rate of one Right for each share of the Company's common stock held on the record date.

     In March  1996,  the  Company  adopted  Amended  and  Restated  Articles of
Incorporation increasing the authorized capital stock of the Company to 125,000,000 shares (one hundred million (100,000,000) common, par value $.001, and twenty-five million (25,000,000) preferred, par value of $.001).

     During 1996, the Company issued 15,000 shares of common stock in lieu of rent for a warehouse facility. The agreement guarantees a minimum stock price of $15 per share at the end of the three year lease; otherwise, additional shares will be issued to provide $225,000 of compensation for the three year lease.

     In January 1996, Pharma Patch was granted a two-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $15 per share, in exchange for certain concessions regarding the Company's 1996 public offering.

     In August 1994, the Company consummated a private placement of securities issuing 420,000 shares of its common stock for $280,000 and notes totaling $280,000 at 9% annual interest. The notes were paid during the year ended December 31, 1995. Remaining deferred loan costs of approximately $60,000 were written off as an extraordinary loss on early extinguishment of debt.

                     Technical Chemicals and Products, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)



12. SHAREHOLDERS' EQUITY (Continued)

     In October 1996, the Company entered into an agreement with a consulting firm to provide promotional services over a minimum of one year. In return for the services, the Company granted warrants at an exercise price of $13 per share that vest as the Company's common stock achieves specified performance target prices as follows:

                                                     Vesting
Number of Options                                    Target Price
------------------------------------------------------------------------

60,000                                               None
60,000                                               $20
60,000                                               $25
60,000                                               $30
60,000                                               $35

     As of December 31, 1996 none of the warrants had been exercised; 60,000 are exercisable and expire October 7, 2001.

     In November 1996, the Company entered into an agreement with a consulting firm to provide promotional services over a three year term. In return for the services the Company granted 50,000 warrants with an exercise price of $8 per share, vesting upon the Company's common stock achieving a $15 target price before November 8, 1998 and 50,000 warrants with an exercise price of $10 per share, vesting upon the Company's common stock achieving a $20 target price before November 8, 1998. At December 31, 1996 none of these warrants had vested. The warrants terminate in November 1999.

     In conjunction with the 1995 initial public offering, the Company issued 220,000 warrants with an exercise price of $2.60 to the representative of the underwriters. All of the warrants were outstanding as of December 31, 1995. During 1996, 104,754 warrants were exercised and as of December 31, 1996, 115,246 warrants were outstanding which expire in February 1999.

     During 1995, the Company's  Board of Directors  approved a distribution  of
$268,992  to   shareholders,   of  which  $256,920  was  paid  to  the  majority
shareholder.

     During 1996, the Company amended its Incentive Stock Option Plan (the Plan) under which 800,000 shares of common stock are reserved for issuance to employees of the Company. The exercise price of any stock option granted under the Plan to an eligible employee must be at least equal to the fair market value of the shares on the date of the grant. Under the Amended Plan options expire seven years from the date of the grant, but the vesting period is discretionary. The vesting period for all options outstanding at December 31, 1996 is four years from the date of grant.

                     Technical Chemicals and Products, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)



12. SHAREHOLDERS' EQUITY (Continued)

     The following table summarizes information relative to the Company's options granted under the Plan:

                                                       Shares     Weighted
                                                                  Average
                                                                  Exercise Price
                                                      --------------------------
           Outstanding at January 1, 1996                   -         $  -
           Granted                                     12,500           15
                                                      --------------------------

           Outstanding at December 31, 1996            12,500         $ 15
                                                      ==========================
           Exercisable at December 31, 1996                 -            -
                                                      ==========================
           Weighted-average fair value of options
             granted during 1996                       $  8.00
                                                     ============


     The Company has also granted options (not under the Plan) as incentives to new employees and independent contractors who have performed services for the Company. The following table summarizes information relative to the Company's options not issued under the Plan:

                                                                  Weighted
                                                                  Average
                                                     Shares       Exercise Price
                                                     ---------------------------


         Outstanding at January 1, 1994                    -        $    -
         Granted                                     116,000          3.37
                                                    ----------------------------
         Outstanding at December 31, 1994            116,000          3.37
         Granted                                      40,000          7.85
         Exercised                                   (50,000)         2.00
                                                    ----------------------------
         Outstanding at December 31, 1995            106,000          3.74
         Granted                                     732,000         14.65
         Exercised                                   (86,000)         1.25
                                                    ----------------------------
         Outstanding at December 31, 1996            752,000        $14.65
                                                    ============================
         Exercisable at December 31, 1996            520,000        $14.98
                                                    ============================
         Weighted-average fair value of options
         granted during 1996                           $5.25
                                                    =============

                     Technical Chemicals and Products, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)



12. SHAREHOLDERS' EQUITY (Continued)

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma  information  regarding  net  income  and  earnings  per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method required by Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 6.11%; volatility factors of the expected market price of the Company's common stock of
 .701; and a weighted-average expected life of the option of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     1996              1995

                                                -------------------------------
           Pro                                    $(2,818,532)      $(1,734,628)
           Pro forma loss per share                      (.30)             (.24)

The weighted-average remaining contractual life of options is 5.9 years.


                     Technical Chemicals and Products, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (Continued)


12. SHAREHOLDERS' EQUITY (Continued)

     Shares of common stock reserved for future issuance at December 31, 1996 are as follows:

         Options                                      1,552,000
         Warrants                                       515,24
                                                    --------------
                                                      2,067,246
                                                    ==============

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE
         None.



                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers of the Company are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions and ages of the Company's executive officers and directors as of December 31, 1996.

        Name                                          Age                 Position
Jack L. Aronowitz(1)(2)(3)...................         56     President,  Chief  Executive  Officer  and  Chairman of the
                                                             Board of Directors

Martin Gurkin, Ph.D..........................         64     Senior  Vice  President,   Chief   Operating   Officer  and
                                                             Director

John E. Pippert..............................         64     Senior Vice President, Marketing and Sales

Stuart R. Streger, C.P.A.(1) ................         45     Vice President and Chief Financial Officer

Colin A. Morris..............................         56     Vice  President,   Transdermal   Manufacturing   and  Chief
                                                             Operating Officer of the Pharmetrix Division

Thomas S. Spencer, Ph.D......................         51     Vice President, Pharmetrix Division

Cleve W. Laird, Ph.D.........................         58     Director

Clayton Rautbord(2)(3).......................         69     Director

Kathryn R. Harrigan(1)(2)(3).................         45     Director

________________________________________
(1)  Member of the Company's Audit Committee
(2)  Member of the Company's Compensation Committee
(3)  Member of the Company's Stock Option Committee

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

     CLEVE W. LAIRD, Ph.D. was Executive Vice President of the Company from February 1992 until December 1996 and a Director of the Company since January 1992. Since 1986, Dr. Laird has also served as President and Chief Executive Officer of Drial Consultants, Inc., a consulting and advisory firm to the medical, pharmaceutical and diagnostic device industries, to which endeavor he returned full-time during December 1996. Dr. Laird's health care industry experience also includes employment as Director of Laboratory Services for International Remote Imaging Systems, a company engaged in the development, production and sale of medical instrumentation for urine analysis, from 1981 to 1986, as well as various assignments with the Clinical Diagnostics and Medical Products Division of Union Carbide, from 1977 to 1980.

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

     STUART R. STREGER, C.P.A. has been Vice President and Chief Financial Officer of the Company since April 1996. Prior to joining TCPI, Mr. Streger served as Chief Financial Officer of Carfel, Inc., an auto parts manufacturer and after-market distribution company from September 1994 to March 1996. From August 1993 to September 1994, he was Chief Financial Officer of Chick Master International, a global manufacturer and distributor of poultry equipment. From August 1980 to August 1993, Mr. Streger was Chief Financial Officer of Rosco Laboratories, Inc., a worldwide distributor and manufacturer of television and film poduction products. From 1973 to 1977, Mr. Streger was employed as a senior auditor and served in many other capacities with the accounting firm of KPMG Peat Marwick LLP.

     COLIN A. MORRIS has been Vice President of Transdermal Manufacturing since February 1997. He has operating responsibilities for TCPI's portfolio of transdermal drug delivery products and related contract services, and directs all activities at the Company's R & D facility in Menlo Park, California, operated by its Pharmetrix Division. In addition, Mr. Morris is involved in the ongoing development of the Company's TD Glucose Monitoring System. Prior thereto, the transitioned Noven Pharmaceuticals, which operates of one of the most advanced transdermal R & D and manufacturing facilities in the world, from the development stage to global commercialization as Vice President of Operations and later as Vice President of Corporate Planning. Mr. Morris also has held senior-level positions with Rhone-Poulenc Rorer, Inc. as Senior Director of World Wide Engineering, Director of Process Engineering with Sterling Drug, Inc., and international and domestic positions with Johnson & Johnson.

     THOMAS S. SPENCER, Ph.D. has been a Vice President of the Company's Pharmetrix Division since November 1995. Prior to joining the Company, Dr. Spencer served as Executive Vice President and Chief Technical Officer of Pharma Patch from August 1994 to November 1995. Prior to joining Pharma Patch, Dr. Spencer was Vice President of Research and Development at Cygnus from May 1988 until January 1994. While at Cygnus, he was in charge of a research and development organization consisting of over 90 members, responsible for the commercialization of Cygnus' products.

     CLAYTON L. RAUTBORD has been a Director of the Company since August 1996. Mr. Rautbord is presently the Secretary and Treasurer of Wenk Aviation Insurance Corporation. From 1980-1989, he was the founder and President of Photo Con-X-Ion, Inc., a manufacturer of photographic chemicals, and was the President and CEO of APECO, a company listed on the NYSE, from 1963-1974. Mr. Rautbord has previously served on the boards of Ozark Airlines, Metropolitan Bank of Chicago, Amalgamated Bank of Chicago, and Euclid Equipment Company of Long Island, New York. In addition to TCPI's Board of Directors, Mr. Rautbord also serves on the Board of Directors of Albany Bank and TrustCompany in Chicago.

     KATHRYN R. HARRIGAN, M.B.A., Ph.D., has been a Director of the Company since 1996. Ms. Harrigan has been a professor at Columbia Business School since 1981 and was named the Henry L. Kravis Professor of Business Leadership at Columbia Business School in 1993. Since 1994, Professor Harrigan has served on the Board of Directors of Cambrex Corporation, a company engaged in the international specialty chemicals business. In 1995, Professor Harrigan joined the Board of Directors of Schuller Corporation, an international building and filtration company.

     There is no family relationship between any executive officer or director of the Company.

Item 11.         EXECUTIVE COMPENSATION.
Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Items 11, 12 and 13 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's Annual Meeting of Shareholders to be held during 1997.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  REPORTS ON FORM 8-K

          A.      The following documents are filed as part of the report:

                  (1) The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

                  (2) Financial Statement Schedules

                                         TECHNICAL CHEMICALS & PRODUCTS, INC.
                                                     SCHEDULE II
                                             VALUATION AND QUALIFYING ACCOUNTS
                                                    DECEMBER, 31 1996


                             BALANCE AT BEGINNING OF     ADDITIONS CHARGED TO        BALANCE AT END OF
            DESCRIPTION               PERIOD                     COST                      PERIOD
           -------------     -----------------------     --------------------        -----------------
Year Ended December 31, 1996;
Allowance for doubtful accounts    $     18,000                      -                     $   18,000
Tax Valuation Allowance                 572,801                      -                        572,801
                              ------------------------------------------------------------------------
Total                              $    590,801                      -                     $  590,801
                              ========================================================================
Year Ended December 31, 1995;
Allowance for boubtful accounts    $     10,000                $   8,000                   $   18,000
Tax Valuation Allowance                     -                    572,801                      572,801
                              ------------------------------------------------------------------------
Total                              $     10,000                $ 580,801                   $  590,801
                              ========================================================================
Year Ended December 31, 1994;
Allowance for doubtful accounts    $     10,000                      -                     $   10,000
                              ------------------------------------------------------------------------
Total                              $     10,000                      -                     $   10,000
                              ========================================================================

    All other Financial Statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.


                  (3) Exhibits

Exhibit                           Exhibit Description
Number
2.           *          Asset Purchase Agreement among Pharma Patch Public
                        Limited Company,  PP Holdings,  Inc. and the Company
3.1          **         Articles of Incorporation of the Company, as amended
3.2          **         By-laws of the Company
3.3          *****      Amended and Restated Articles of Incorporation of the
                        Company
3.4          *****      Amended and Restated Bylaws of the Company
4.1          *****      See  Exhibits  3.3  and  3.4  for  provisions  of the
                        Amended  and  Restated  Articles  of Incorporation  and
                        the Amended and  Restated  Bylaws of the Company
                        defining the rights of holders of Common Stock of the
                        Company
4.2          ***        Form of Common Stock Certificate of the Company
9.           *****      Voting Trust  Agreement by and between  Pharma  Patch
                        Public  Limited  Company and Jack L. Aronowitz dated
                        November 1, 1995
10.1         *****      Employment  Agreement between Jack L. Aronowitz and the
                        Company dated December 31, 1992, as amended
10.2         *****      Amended and Restated 1992 Incentive Stock Option Plan
10.3         *****      Cancellation and Exclusive  License  Agreement between
                        Jack Aronowitz and the Company dated January 31, 1996
10.4         *****      Employment Agreement between John Pippert and the
                        Company dated January 31, 1996
10.5         *****      Employment Agreement between Cleve Laird and the
                        Company dated January 31, 1996
10.6         **         Lease-Pompano Beach, Florida
10.6.1       *****      Business Lease Extension-Pompano Beach, Florida
10.6.2       *****      Main Lease-Menlo Park, California; Sublease-Menlo Park
10.6.3       *****      Assignment and Assumption  of Sublease  and  Landlord's
                        Consent  Thereto  between  Menlo Business Park,
                        Patrician  Associates,  Inc., Flora, Inc., Pharma Patch
                        PLC and Technical
                        Chemicals and Products, Inc. dated November 15, 1995
10.7         **         Health-Mark Diagnostics, Inc. Shareholders Agreement
                        dated March 7, 1994
10.8         ****       Stock Option Agreement with Cleve Laird
                        dated July 29, 1994
10.9         **         Letter Agreement with John Faro (for stock options)
                        dated August 12, 1994
10.10        ***        Warrant Agreement between the Company and
                        Jack L. Aronowitz
10.11        *****      Supplemental Agreement by and between Pharma Patch
                        Public Limited Company and PP Holdings, Inc.
                        dated January 16, 1996
10.12        *****      Stock Option Agreement with John Pippert
10.13        **         Agreement between Company and Equity Communications
                        dated January 6, 1995
10.14        *****      Letter Agreement between the Company and Redstone
                        Securities, Inc. dated January 15, 1996
10.15        *****      Letter Agreement between the Company and Ira Weingarten
                        dated January 15, 1996
10.16        *****      Letter Agreement with Flora, Inc. dated February 5, 1996
10.17        ******     Employment Agreement between the Company and
                        Martin Gurkin dated January, 1996
10.18        ******     Stock Option Agreement with Martin Gurkin
                        dated November, 1996
21           *****      Subsidiaries of the Company
23           Filed
             Herewith   Consent of Ernst & Young LLP
27.          Filed
             Herewith   Financial Data Statement (EDGAR Filing)
99.1         **         Licenses, Permits and Approvals-Federal
99.2         **         Licenses, Permits and Approvals-State
99.3         **         Licenses, Permits and Approvals-County
99.4         **         FDA Product List
99.5         **         United States Patents
99.7         ******     Pharmetrix Division of TCPI Patents
99.8         ******     Pharmetrix Division of TCPI Licenses,
                        Permits and Approvals
99.6         **         Canadian Patents

             * Incorporated by reference to the exhibit of the same number in the Company's Form 8-K filed on November 29, 1995.
             ** Incorporated by reference to exhibit of the same number in Registration Statement on Form
                        SB-2 filed on October 28, 1994 (No. 33-85756).
             *** Incorporated by reference to exhibit of the same number in Amendment No. 4 to the Registration Statement on
                        Form S-1 filed on April 23, 1996 (No. 333-1272).
             **** Incorporated by reference to exhibit of the same number in Amendment No. 1 to Registration
                        Statement on Form SB-2 filed on January 13, 1995
                        (No. 33-85756).
             ***** Incorporated by reference to exhibit of same number filed in the Company's Registration Statement on Form S-1 on February 12, 1996 (No. 333-1272)
             ****** Incorporated by reference to exhibit of the same number filed in Amendment No. 2 to the Company's Registration Statement on Form S-1 on March 20, 1996.

          B. No reports on Form 8-K have been filed by the Company during the last quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     TECHNICAL CHEMICALS AND PRODUCTS, INC.


                                   By:       /SIGNED/
                                             Jack L. Aronowitz
                                             President, Chief Executive Officer
                                             and Chairman of the Board

                                             Date:    March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                    Date


/SIGNED/               President, Chief Executive                 March 25, 1997
Jack L. Aronowitz      Officer and Chairman of the
                       Board (Principal Executive
                       Officer)

/SIGNED/               Senior Vice President, Chief               March 25, 1997
Martin Gurkin          Operating Officer and Director



/SIGNED/               Vice President, Chief Financial            March 25, 1997
Stuart R. Streger      Officer (Principal Financial
                       Officer and Principal Accounting
                       Officer)

/SIGNED/               Director                                   March 25, 1997
Cleve W. Laird, Ph.D.



/SIGNED/               Director                                   March 25, 1997
Kathryn R. Harrigan



/SIGNED/               Director                                   March 25, 1997
Clayton Rautbord

Exhibit                           Index to Exhibit
Number
2.           *          Asset Purchase Agreement among Pharma Patch Public
                        Limited Company,  PP Holdings,  Inc. and the Company
3.1          **         Articles of Incorporation of the Company, as amended
3.2          **         By-laws of the Company
3.3          *****      Amended and Restated Articles of Incorporation of the
                        Company
3.4          *****      Amended and Restated Bylaws of the Company
4.1          *****      See  Exhibits  3.3  and  3.4  for  provisions  of the
                        Amended  and  Restated  Articles  of Incorporation  and
                        the Amended and  Restated  Bylaws of the Company
                        defining the rights of holders of Common Stock of the
                        Company
4.2          ***        Form of Common Stock Certificate of the Company
9.           *****      Voting Trust  Agreement by and between  Pharma  Patch
                        Public  Limited  Company and Jack L. Aronowitz dated
                        November 1, 1995
10.1         *****      Employment  Agreement between Jack L. Aronowitz and the
                        Company dated December 31, 1992, as amended
10.2         *****      Amended and Restated 1992 Incentive Stock Option Plan
10.3         *****      Cancellation and Exclusive  License  Agreement between
                        Jack Aronowitz and the Company dated January 31, 1996
10.4         *****      Employment Agreement between John Pippert and the
                        Company dated January 31, 1996
10.5         *****      Employment Agreement between Cleve Laird and the
                        Company dated January 31, 1996
10.6         **         Lease-Pompano Beach, Florida
10.6.1       *****      Business Lease-Extension Pompano Beach, Florida
10.6.2       *****      Main Lease Menlo-Park, California; Sublease-Menlo Park
10.6.3       *****      Assignment and Assumption  of Sublease  and  Landlord's
                        Consent  Thereto  between  Menlo Business Park,
                        Patrician  Associates,  Inc., Flora, Inc., Pharma Patch
                        PLC and Technical
                        Chemicals and Products, Inc. dated November 15, 1995
10.7         **         Health-Mark Diagnostics, Inc. Shareholders Agreement
                        dated March 7, 1994
10.8         ****       Stock Option Agreement with Cleve Laird
                        dated July 29, 1994
10.9         **         Letter Agreement with John Faro (for stock options)
                        dated August 12, 1994
10.10        ***        Warrant Agreement between the Company and
                        Jack L. Aronowitz
10.11        *****      Supplemental Agreement by and between Pharma Patch
                        Public Limited Company and PP Holdings, Inc.
                        dated January 16, 1996
10.12        *****      Stock Option Agreement with John Pippert
10.13        **         Agreement between Company and Equity Communications
                        dated January 6, 1995
10.14        *****      Letter Agreement between the Company and Redstone
                        Securities, Inc. dated January 15, 1996
10.15        *****      Letter Agreement between the Company and Ira Weingarten
                        dated January 15, 1996
10.16        *****      Letter Agreement with Flora, Inc. dated February 5, 1996
10.17        ******     Employment Agreement between the Company and
                        Martin Gurkin dated January, 1996
10.18        ******     Stock Option Agreement with Martin Gurkin
                        dated November, 1996
21           *****      Subsidiaries of the Company
23           Filed
             Herewith   Consent of Ernst & Young LLP
27.          Filed
             Herewith   Financial Data Schedule (EDGAR Filing)
99.1         **         Licenses, Permits and Approvals-Federal
99.2         **         Licenses, Permits and Approvals-State
99.3         **         Licenses, Permits and Approvals-County
99.4         **         FDA Product List
99.5         **         United States Patents
99.7         ******     Pharmetrix Division of TCPI Patents
99.8         ******     Pharmetrix Division of TCPI Licenses,
                        Permits and Approvals
99.6         **         Canadian Patents

             * Incorporated by reference to the exhibit of the same number in the Company's Form 8-K filed on November 29, 1995.
             ** Incorporated by reference to exhibit of the same number in Registration Statement on Form
                        SB-2 filed on October 28, 1994 (No. 33-85756).
             *** Incorporated by reference to exhibit of the same number in Amendment No. 4 to the Registration Statement on
                        Form S-1 filed on April 23, 1996 (No. 333-1272).
             **** Incorporated by reference to exhibit of the same number in Amendment No. 1 to Registration
                        Statement on Form SB-2 filed on January 13, 1995
                        (No. 33-85756).
             ***** Incorporated by reference to exhibit of same number filed in the Company's Registration Statement on Form S-1 on February 12, 1996 (No. 333-1272)
             ****** Incorporated by reference to exhibit of the same number filed in Amendment No. 2 to the Company's Registration
                       Statement on Form S-1 on March 20, 1996.