Form 10-Q
period 1997-03-31
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1997-05-15
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                               OUTSTANDING AS OF APRIL 30, 1997
         ------                              --------------------------------

     Common Stock $ .001 par value                        9,974,162




 Transitional Small  Business Disclosure  Format (check one): YES ____ NO___X_

PART I       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                              March 31, 1997        December 31, 1996

                                                                               (Unaudited)              *(Audited)
ASSETS

Current assets:
      Cash and cash equivalents                                                 $    1,354,032           $    1,607,311
      Accounts receivable, net of allowance
      for doubtful accounts of $18,165 at
      3/31/97 and 12/31/96                                                           1,332,307                2,177,700
      Investments available for sale                                                10,977,138               11,693,143
      Inventory                                                                      1,380,983                1,039,390
      Other                                                                            562,308                  490,415
Total current assets                                                                15,606,768               17,007,959

Property and equipment net of accumulated amortization
      of $682,752 and $565,777                                                       2,664,875                2,708,481
Patents and trademarks, net of accumulated amortization
      of $1,364,124 and $1,120,786                                                  13,569,595               13,887,357
Goodwill, net of accumulated amortization
      of $214,447 and $165,985                                                       2,362,272                2,327,975
Other assets                                                                         1,968,147                1,594,268
Total assets                                                                    $   36,171,657           $   37,526,040

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                          $      996,289           $     1,458,101
      Accrued expenses                                                                 201,437                   201,667
Total current liabilities                                                            1,197,726                 1,659,768
Long-term debt                                                                         171,414                   171,651

Shareholders' equity:
      Common stock, $.001 par value, 25,000,000 shares
      authorized; 9,974,162 and 9,938,634 shares issued
      and outstanding at 3/31/97 and 12/31/96                                            9,974                     9,939
      Additional paid-in capital                                                    39,700,554                39,608,217
      Accumulated deficit                                                           (4,908,011)               (3,923,535)
Total shareholders' equity                                                          34,802,517                35,694,621

Total liabilities and shareholders' equity                                       $  36,171,657           $    37,526,040


*Note:  The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes to the condensed consolidated financial statements.



TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Three Months Ended March 31,

                                                                                       1997                        1996


Sales                                                                              $   1,289,104                 $  1,831,307
      Returns and allowances                                                              (9,433)                     (66,261)
      Net sales                                                                        1,279,671                    1,765,046

Cost of sales                                                                            628,569                      963,039
Gross profit                                                                             651,102                      802,007

Operating expenses:
      Selling, general and administrative                                              1,289,021                      796,474
      Research and development                                                           551,518                      524,336
      Depreciation and amortization                                                      409,385                      315,119
Loss from operations                                                                  (1,598,822)                    (833,922)

Other income (expense):
      Interest income                                                                    371,335                       45,201
      Interest expense                                                                    (2,288)                    (130,340)
Loss before income tax benefit                                                        (1,229,775)                    (919,061)

Income tax benefit                                                                       455,016                      330,862
Net loss                                                                           $    (774,759)               $    (588,199)


Net loss per share                                                                 $       (0.08)               $       (0.07)

Weighted average number of common shares outstanding                                   9,963,170                    8,117,880


See accompanying notes to the condensed consolidated financial statements.


TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended March 31,

                                                                                        1997                        1996

OPERATING ACTIVITIES:
      Net loss                                                                    $     (774,759)              $     (588,199)
      Adjustments to reconcile net loss
         to net cash used in operating activities:
           Depreciation and amortization                                                 409,385                      315,119
           Deferred income taxes                                                        (455,016)                    (330,862)
      Changes in operating assets and liabilities:
            Accounts receivable                                                          845,393                     (267,062)
            Inventory                                                                   (341,593)                    (447,063)
            Accounts payable and accrued expenses                                       (462,042)                     914,044
            Other                                                                          9,007                      (10,299)
Net cash used in operating activities                                                   (769,625)                    (414,322)

INVESTING ACTIVITIES:
      Purchase of property and equipment                                                 (82,314)                    (189,577)
      Increase in other assets                                                              -                        (237,467)
      Proceeds from sale of marketable securities                                        506,288                      627,262
Net cash provided by investing activities                                                423,974                      200,218

FINANCING ACTIVITIES:
Proceeds from stock options exercised                                                     92,372                         -
Payments on notes payable                                                                   -                        (63,888)
Payments on notes payable to related parties                                                -                           4,030
Other                                                                                       -                         (17,750)
Net case provided (used) by financing activities                                          92,372                      (77,608)
Net decrease in cash and cash equivalents                                               (253,279)                    (291,712)
Cash and cash equivalents at beginning of period                                       1,607,311                      666,486
Cash and cash equivalents at end of period                                         $   1,354,032                $     374,774


See accompanying notes to the condensed consolidated financial statements.


TECHNICAL CHEMICALS & PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements (the "Financial Statements") of Technical Chemicals and Products, Inc. and Subsidiaries (the "Company') are unaudited, and in the opinion of management, include all normal and recurring adjustments which are necessary for a fair presentation. Accordingly, the Financial Statements should be read in conjunction with more complete disclosures contained in the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized or depreciated over their estimated useful lives.

     This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe-harbor created by such sections. The Company's actual results may differ significantly from the results discussed in such forward-looking statements.

INTANGIBLE ASSETS

     Purchased patents and trademarks are amoritized using the straight-line method over a composite life of 15 years based on the shorter of their legal life or estimated useful life of the individual patents and trademarks, which range from 11 to 17 years. Goodwill is amortized using the straight-line method over 15 years. The realizability of patents, trademarks and goodwill is evaluated periodically as events or circumstances indicate a possibile inability to recover their carrying amount. At this time, the Company believes that no significant impairment of these intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

STRATEGIC DIRECTION

     The Company is in the midst of completing a transition. In the past, TCPI has been a developmental company that manufactured and sold a narrow range of medical diagnostic products and specialty chemicals. TCPI is approaching its goal of being a manufacturer and marketer of a wide range of internally-developed medical diagnostic products, with distribution of those products through OEM relationships with major U.S. and international pharmaceutical companies, and through a U.S. and foreign independent broker network for sales of private-label and the HealthCheckTM brands to drug store and supermarket chains and retailers. In the past several months, TCPI, together with its Pharmetrix Division and Health-Mark Diagnostics subsidiary, has engaged in the following activities:

- Marketing and Distribution

     Walgreens; Eckerd; Meijer

     TCPI recently launched its HealthCheck brand of over-the-counter diagnostic products. This line is being introduced with 14 accurate and easy to use at-home products for cholesterol, diabetes, urinary tract infection, pregnancy, ovulation, skin cancer and deteriorating vision, as well as a series of health journals specifically designed for women, men, seniors, children and pregnant women.

     On March 5th, Eckerd Corp. placed its initial order for 6,000 units of each of the HealthCheck test kits for diabetes and cholesterol. On May 6th, Walgreens placed its initial order for the HealthCheck cholesterol, diabetes and urinary tract infection products to provide for more than four units of each in every Walgreens store in its chain. In addition, the 100-store discount retail chain operated by Michigan-based Meijer, Inc. placed an initial order for 58 dozen of the HealthCheck urinary tract infection product. Based on 1996 sales, Meijer is the 6th largest discounter in the United States.

- Latin American Marketing Partner

     TCPI recently announced an exclusive marketing agreement with Boehringer Mannheim to distribute more than $50 million of the Company's new diagnostic products for infectious diseases, drugs of abuse and cancer screens throughout South and Central America, Mexico and certain Caribbean nations over the next 10 years. These products are presently in the registration process in the various countries -- the Company expects to begin shipments to Latin America in the second half of the year.

- U.S. Broker Network

     TCPI has hired national sales and marketing managers who have established an independent network of brokers for selling the Company's private label and HealthCheck brands throughout the U.S.

- TD Glucose and Other Products

     TCPI  continues to commit  significant  resources to the  completion of the
development  of  its  innovative,  first-generation,   non-invasive  transdermal
glucose monitoring system.

     TCPI's point-of-care cholesterol monitoring system for meter-read Total and HDL cholesterol is in production. The visual-read system for Total cholesterol has entered the over-the-counter market in the U.S. The HDL visual cholesterol test is expected to begin clinical trials in June of this year. A meter for both tests capable of delivering clinical laboratory accuracy has been developed and is scheduled for clinical trials later this year.

     The Company is in various stages of completing the development of, and the FDA and foreign clearance processes for products including infectious disease detection, drugs of abuse screening, cancer screening and other medical diagnostic testing.

- Research and Development

     Taiho Pharmaceutical Co., Ltd.

     TCPI has entered into a multi-phase agreement with Taiho Pharmaceutical Co., Ltd. to develop a rapid, one-step whole blood antigen diagnostic test to monitor the effectiveness of Taiho's new anti-cancer drug. The Company expects to receive milestone payments from Taiho over the next 12-18 months as each phase of development is completed. TCPI also retains exclusive manufacturing rights to the product. Phase I of this three-phase project is already underway.

      Pharmetrix

     The Company is currently reviewing the progress of several products under development at its Menlo Park, California based Pharmetrix Division and is actively working on completion of development, and planning for manufacturing, marketing and distribution.

      Manufacturing Scale-up

     Over the past several months, the Company's facilities located in Florida have been expanded to accommodate full-scale manufacturing of medical diagnostic products. This expansion has included:

   - acquisition of major production equipment for manufacturing of the products
   - re-tooling and refurbishing of equipment to significantly increase its capacity
   - purchase of custom high-speed packaging equipment
   - expansion of production and warehouse facilities to accommodate the in-house manufacturing program
   - additions to the Florida research and development facilities to increase product development capabilities

BACKGROUND

     Technical Chemicals & Products, Inc. is a designer, developer, manufacturer and marketer of a wide-range of medical diagnostic products for use at home, in physician offices, and other locations. TCPI is also involved in the research and development of its TD Glucose Monitoring System -- an innovative first generation non-invasive glucose testing system for diabetics. In addition, through its Pharmetrix Division located in Menlo Park, California, the Company is also focused on the R&D and commercialization of transdermal and dermal drug delivery systems and skin permeation enhancers. TCPI is also a manufacturer of high purity specialty biochemicals.

     TCPI's roots date back more than 28 years during which time the Company or its founder have developed over 330 FDA cleared medical diagnostic and drug products (including those related to the Company's patented membrane-based technology) and manufactured OEM products for leading drug and diagnostic companies. The Company holds 19 US and 27 foreign patents, and has four pending patent applications in the US and 38 foreign patent applications pending.

     TCPI manufactures and markets more than 47 patented membrane-based diagnostic tests in the United States and internationally, 26 of which have received 510(k) clearance from the FDA. The Company's products include tests and screens for pregnancy, ovulation timing, cholesterol levels, blood glucose levels, infectious diseases, drugs of abuse and certain types of cancer. In addition, the Company has over 20 other diagnostic and transdermal drug delivery products in various stages of development and governmental approval. TCPI markets its products in the OEM marketplace, under its proprietary HealthCheck and PDQ brand names, and distributes approximately 53 private label products to leading drug, discount and supermarket chains.

     In order to support anticipated growth and new product development, the company expects to incur significantly increased operating expenses and capital expenditures in the future and, as such, the Company believes that its results of operations in prior periods may not be indicative of results in future periods. The Company expects to incur significant expenses in 1997, primarily as a result of: (i) the increased research and development associated with its non-invasive transdermal glucose monitoring system (the "TD Glucose System") and various transdermal and mucosal drug delivery products and skin permeation enhancers; (ii) the expansion of direct distribution of medical diagnostic products related to the national roll-out of the Company's HealthCheckTM brand and its private label business; (iii) the introduction of the Company's cholesterol monitoring system which can be used by physicians, laboratories and patients at home (the "One Step CholestoCheck System"); and (iv) the hiring of additional personnel and other costs associated with expansion of the Company's manufacturing facilities. In addition, the Company anticipates expenditures in 1997 as a result of the purchase of additional production equipment.

     For a complete description of the Company's products and business, see Part I, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

RESULTS OF OPERATIONS

     Due to the timing of the FDA clearance process and the expenses incurred in the manufacturing scale-up for the Company's products, the Company's results of operations vary from quarter to quarter.

     NET SALES. Net sales for the three months ended March 31, 1997, were $1,279,671, a decline from $1,831,307 in net sales in the same quarter a year ago. Sales of the Company's private label family planning products by its wholly-owned subsidiary, Health-Mark Diagnostics, L.L.C., increased by 71% over similar sales in the first quarter of 1996. During the first quarter, the Company's operations were also focused on the manufacturing scale-up and build-up of inventory for the ongoing national roll-out of its HealthCheck brand of over-the-counter diagnostic products as well as scale-up of manufacturing for the more than 20 new diagnostic testing products for infectious diseases, drugs of abuse and certain types of cancer which are planned for distribution worldwide.

     Offsetting these advances was a decrease in first quarter sales of OEM products due to a shift in ordering and stocking by the Company's largest customer in this segment. These orders are expected to be shipped throughout this year -- allowing the Company to remain on track for planned growth in 1997. Also contributing to the offset were lower revenues by the Pharmetrix Division due to the timing of certain R&D contracts and licensing fees. During the first quarter of 1996, the Company was involved in the development of a urinary incontinence transdermal drug delivery system for Taiho Pharmaceutical Co., Ltd. The development phase of this project has since been completed. Should Taiho elect to commercialize this product, the Company will receive additional revenues and royalty stream.

     GROSS PROFIT. Gross profit as a percent of net sales increased to 51% in the first quarter from 45% in the same period a year earlier as a result of higher sales of family planning products by Health-Mark Diagnostics, L.L.C. as well as continuing to bring manufacturing in-house.

     SELLING, GENERAL & ADMINISTRATIVE. As expected, selling, general & administrative expenses for the first quarter of 1997 increased by $492,547 over the first quarter of 1996 due to: (a) the planned hiring of additional operating personnel for the scale-up of in-house manufacturing, (b) the planned hiring of additional marketing personnel, advertising expenses and higher commissions related to the sales growth in Health-Mark Diagnostics, L.L.C. products, and (c) an increase in expenses related to facility expansion.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased approximately 5% in the first quarter of 1997. However, what would have been a larger increase was partially offset by improved controls and a consolidation of certain functions at the Company's Pharmetrix Division.

     INTEREST INCOME/INTEREST EXPENSE. Interest income for the first quarter of 1997 increased by $326,134 over the comparative amount in the same quarter of 1996 due to investments of the proceeds from the Company's secondary public offering completed in April 1996. Significantly lower interest expense reflected the payoff of a promissory note related to the Pharmetrix acquisition.

     NET LOSS. The Company incurred a net loss of $774,759 in the current quarter as compared to a net loss of $588,199 in the first quarter of 1996. This was primarily due to the manufacturing scale-up of various products and the continued investment in people, marketing and facility expansion.

FINANCIAL CONDITION

     The Company had cash and investments of $12,331,170 at March 31, 1997. Working capital at quarter end was $14,409,042. The Company expects to continue to draw upon its working capital to purchase production equipment, develop and manufacture the TD Glucose System, engage in research and development related to transdermal drug delivery, develop new diagnostic products, conduct clinical trials and continued investment in facility expansion.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that its existing cash balances, plus the net proceeds from its public offering, will be sufficient to fund the Company's cash requirements for at least the next twenty-four months. This estimate is based on certain assumptions, including assumptions concerning reasonable growth and revenues, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. The Company's future working capital and capital expenditure requirements may vary materially from those now planned depending on numerous factors, including additional manufacturing scale-up for the Company's current and future products, possible future acquisitions, the focus and direction of the Company's research and development programs, competitive and technological advances, future relationships with corporate marketing partners, the FDA regulatory process and the Company's marketing and distribution strategy. If the Company's growth exceeds its plans, additional working capital may be needed.

     Statements regarding future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible growth in markets for at-home diagnostic testing, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Some of the factors that may cause actual future events to differ from those predicted or assumed include: future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and affects of changes in regulation; the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with growth and expansion; risks associated with obtaining patents and other protections on intellectual property; uncertainties in availability of expansion capital in the future and other risks associated with capital markets.



PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

EXHIBIT                                                      EXHIBIT DESCRIPTION
NUMBER
------
3.1          *          Articles of Incorporation of the Company, as amended.
3.2          *          By-laws of the Company.
3.3          ****       Amended and Restated Articles of Incorporation of the Company.
3.4          ****       Amended and Restated Bylaws of the Company.
4.1          ****       See Exhibits 3.3 and 3.4 for provisions of the Amended and Restated  Articles of Incorporation
                        and the Amended and  Restated  Bylaws of the Company  defining the rights of holders of Common
                        Stock of the Company .
4.2          **         Form of Common Stock Certificate of the Company.
10.1         ****       Employment  Agreement  between Jack L.  Aronowitz and the Company dated  December 31, 1992, as amended.
10.2         ****       Amended and Restated 1992 Incentive Stock Option Plan.
10.3         ****       Cancellation  and Exclusive  License  Agreement  between Jack  Aronowitz and the Company dated
                        January 31, 1996.
10.4         ****       Employment Agreement between John Pippert and the Company dated January 31, 1996.
10.5         ****       Employment Agreement between Cleve Laird and the Company dated January 31, 1996.
10.6         *          Lease-Pompano Beach, Florida.
10.6.1       ****       Business Lease Extension-Pompano Beach, Florida.
10.6.2       ****       Main Lease-Menlo Park, California; Sublease-Menlo Park.
10.6.3       ****       Assignment and Assumption of Sublease and Landlord's  Consent  Thereto  between Menlo Business
                        Park,  Patrician  Associates,  Inc., Flora, Inc., Pharma Patch PLC and Technical Chemicals and
                        Products, Inc. dated November 15, 1995.
10.7         *          Health-Mark Diagnostics, Inc. Shareholders Agreement dated March 7, 1994.
10.8         ***        Stock Option Agreement with Cleve Laird dated July 29, 1994.
10.9         *          Letter Agreement with John Faro (for stock options) dated August 12, 1994.
10.10        **         Warrant Agreement between the Company and Jack L. Aronowitz.
10.11        ****       Supplemental  Agreement by and between  Pharma Patch Public  Limited  Company and PP Holdings,
                        Inc. dated January 16, 1996.
10.12        ****       Stock Option Agreement with John Pippert.
10.13        *          Agreement between Company and Equity Communications dated January 6, 1995.
10.14        ****       Letter Agreement between the Company and Redstone Securities, Inc. dated January 15, 1996.
10.15        ****       Letter Agreement between the Company and Ira Weingarten dated January 15, 1996.
10.16        ****       Letter Agreement with Flora, Inc. dated February 5, 1996.
10.17        *****      Employment Agreement between the Company and Martin Gurkin dated January, 1996.
10.18        *****      Stock Option Agreement with Martin Gurkin dated November, 1996.
27           Filed      Financial Data Schedule (EDGAR Filing)
             Herewith
99.1         *          Licenses, Permits and Approvals-Federal.
99.2         *           Licenses, Permits and Approvals-State.
99.3         *          Licenses, Permits and Approvals-County.
99.4         *          FDA Product List.
99.5         *          United States Patents.
99.7         *****      Pharmetrix Division of TCPI Patents.
99.8         *****      Pharmetrix Division of TCPI Licenses, Permits and Approvals.
99.6         *          Canadian Patents.

             *          Incorporated  by  reference  to exhibit of the same number in  Registration  Statement on Form
                        SB-2 filed on October 28, 1994 (No. 33-85756).
             **         Incorporated  by  reference  to  exhibit  of  the  same  number  in  Amendent  No.  4  to  the
                        Registration Statement on Form S-1 filed April 23, 1996 (No. 333-1272).
             ***        Incorporated  by reference to exhibit of the same number in  Amendment  No. 1 to  Registration
                        Statement on Form SB-2 filed on January 13, 1995 (No. 33-85756).
             ****       Incorporated  by  reference  to exhibit of same  number  filed in the  Company's  Registration
                        Statement on Form S-1 on February 12, 1996 (No. 333-1272).
             *****      Incorporated  by  reference  to exhibit of the same  number  filed in  Amendment  No. 2 to the
                        Company's Registration Statement on Form S-1 on March 20, 1996.


         (b)      Reports On Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TECHNICAL CHEMICALS AND PRODUCTS, INC.


Date:    May 14, 1997            By:      /SIGNED/
                                          Stuart R. Streger
                                          Vice President and
                                          Chief Financial Officer
                                          (Duly authorized officer and
                                          principal accounting officer)



EXHIBIT                                                       INDEX TO EXHIBITS
NUMBER
-------
3.1          *          Articles of Incorporation of the Company, as amended.
3.2          *          By-laws of the Company.
3.3          ****       Amended and Restated Articles of Incorporation of the Company.
3.4          ****       Amended and Restated Bylaws of the Company.
4.1          ****       See Exhibits 3.3 and 3.4 for provisions of the Amended and Restated  Articles of Incorporation
                        and the Amended and  Restated  Bylaws of the Company  defining the rights of holders of Common
                        Stock of the Company .
4.2          **         Form of Common Stock Certificate of the Company.
10.1         ****       Employment  Agreement  between Jack L.  Aronowitz and the Company dated  December 31, 1992, as amended.
10.2         ****       Amended and Restated 1992 Incentive Stock Option Plan.
10.3         ****       Cancellation  and Exclusive  License  Agreement  between Jack  Aronowitz and the Company dated
                        January 31, 1996.
10.4         ****       Employment Agreement between John Pippert and the Company dated January 31, 1996.
10.5         ****       Employment Agreement between Cleve Laird and the Company dated January 31, 1996.
10.6         *          Lease-Pompano Beach, Florida.
10.6.1       ****       Business Lease Extension-Pompano Beach, Florida.
10.6.2       ****       Main Lease-Menlo Park, California; Sublease-Menlo Park.
10.6.3       ****       Assignment and Assumption of Sublease and Landlord's  Consent  Thereto  between Menlo Business
                        Park,  Patrician  Associates,  Inc., Flora, Inc., Pharma Patch PLC and Technical Chemicals and
                        Products, Inc. dated November 15, 1995.
10.7         *          Health-Mark Diagnostics, Inc. Shareholders Agreement dated March 7, 1994.
10.8         ***        Stock Option Agreement with Cleve Laird dated July 29, 1994.
10.9         *          Letter Agreement with John Faro (for stock options) dated August 12, 1994.
10.10        **         Warrant Agreement between the Company and Jack L. Aronowitz.
10.11        ****       Supplemental  Agreement by and between  Pharma Patch Public  Limited  Company and PP Holdings,
                        Inc. dated January 16, 1996.
10.12        ****       Stock Option Agreement with John Pippert.
10.13        *          Agreement between Company and Equity Communications dated January 6, 1995.
10.14        ****       Letter Agreement between the Company and Redstone Securities, Inc. dated January 15, 1996.
10.15        ****       Letter Agreement between the Company and Ira Weingarten dated January 15, 1996.
10.16        ****       Letter Agreement with Flora, Inc. dated February 5, 1996.
10.17        *****      Employment Agreement between the Company and Martin Gurkin dated January, 1996.
10.18        *****      Stock Option Agreement with Martin Gurkin dated November, 1996.
27           Filed      Financial Data Schedule (EDGAR Filing)
             Herewith
99.1         *          Licenses, Permits and Approvals-Federal.
99.2         *          Licenses, Permits and Approvals-State.
99.3         *          Licenses, Permits and Approvals-County.
99.4         *          FDA Product List.
99.5         *          United States Patents.
99.7         *****      Pharmetrix Division of TCPI Patents.
99.8         *****      Pharmetrix Division of TCPI Licenses, Permits and Approvals.
99.6         *          Canadian Patents.

             *          Incorporated  by  reference  to exhibit of the same number in  Registration  Statement on Form
                        SB-2 filed on October 28, 1994 (No. 33-85756).
             **         Incorporated  by  reference  to  exhibit  of  the  same  number  in  Amendent  No.  4  to  the
                        Registration Statement on Form S-1 filed April 23, 1996 (No. 333-1272).
             ***        Incorporated  by reference to exhibit of the same number in  Amendment  No. 1 to  Registration
                        Statement on Form SB-2 filed on January 13, 1995 (No. 33-85756).
             ****       Incorporated  by  reference  to exhibit of same  number  filed in the  Company's  Registration
                        Statement on Form S-1 on February 12, 1996 (No. 333-1272).
             *****      Incorporated  by  reference  to exhibit of the same  number  filed in  Amendment  No. 2 to the
                        Company's Registration Statement on Form S-1 on March 20, 1996.