Form 10-Q
period 1997-06-30
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1997-08-14
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                     Outstanding As Of July 31, 1997
            -----                     -------------------------------
     Common Stock $ .001 par value              10,005,036


           Transitional Small Business Disclosure Format (check one):
                                    YES NO x

PART I       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                              June 30, 1997         December 31, 1996

                                                                               (Unaudited)              *(Audited)
ASSETS

Current assets:
      Cash and cash equivalents                                               $        904,533          $     1,607,311
      Accounts receivable, net of allowance
      for doubtful accounts of $18,165 at
      6/30/97 and 12/31/96                                                           1,793,412                2,177,700
      Investments available for sale                                                10,605,257               11,693,143
      Inventory                                                                      1,446,351                1,039,390
      Other                                                                            656,701                  490,415
Total current assets                                                                15,406,254               17,007,959

Property and equipment net of accumulated depreciation
      of $828,860 at 6/30/97 and $565,777 at 12/31/96                                2,576,271                2,708,481
Patents and trademarks, net of accumulated
amortization
     of $1,612,980 at 6/30/97 and $1,120,786 at 12/31/96                            13,320,739               13,887,357
Goodwill, net of accumulated amortization
      of $257,393 at 6/30/97 and $165,985 at 12/31/96                                2,319,327                2,327,975
Other assets                                                                         2,567,390                1,594,268
Total assets                                                                  $     36,189,981           $   37,526,040

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                        $      1,557,602           $     1,458,101
      Accrued expenses                                                                 515,145                   201,667
Total current liabilities                                                            2,072,747                 1,659,768
Long-term debt                                                                         170,934                   171,651

Shareholder' equity:
      Common stock, $.001 par value, 25,000,000 shares
      authorized; 10,005,036 and 9,938,634 shares issued
      and outstanding at 6/30/97 and 12/31/96                                           10,005                     9,939
      Additional paid-in capital                                                    39,780,795                39,608,217
      Accumulated deficit                                                           (5,844,500)               (3,923,535)
Total shareholders' equity                                                          33,946,300                35,694,621

Total liabilities and shareholders' equity                                    $     36,189,981            $   37,526,040

     *Note: The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See  accompanying  notes  to the condensed consolidated financial statements.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended June 30                  Six Months Ended June 30

                                                       1997                1996                  1997                  1996

Revenue
     Product sales                                  $   1,569,492         $   1,186,332         $   2,808,595         $   2,647,638
     Contract fees and services                           160,000               270,000               210,000               640,000
Total revenue                                           1,729,492             1,456,332             3,018,595             3,287,638
     Returns and allowances                               (10,312)               (6,685)              (19,744)              (72,945)
Net revenue                                             1,719,180             1,449,647             2,998,851             3,214,693

Cost of sales                                             945,653               745,652             1,574,222             1,646,749
Gross profit                                              773,527               703,995             1,424,629             1,567,944

Operating expenses:
     Selling, general and
       administrative                                   1,473,943               816,136             2,762,963             1,619,364
     Research and development                             597,659               449,912             1,149,177               976,770
     Depreciation and amortization                        437,910               369,425               847,295               737,212
Loss from operations                                   (1,735,985)             (931,478)           (3,334,806)           (1,765,402)

Other income (expense):
     Interest income                                      120,977                49,100               492,311                94,301
     Interest expense                                      (4,568)              (72,440)               (6,856)             (202,780)
Loss before income tax benefit                         (1,619,576)             (954,818)           (2,849,351)           (1,873,881)

Income tax benefit                                        599,243               343,735             1,054,259               674,597
Net loss                                            $  (1,020,333)        $    (611,083)         $ (1,795,092)         $ (1,199,284)


Net loss per share                                  $      (0.10)         $      (0.07)          $     (0.18)          $     (0.14)

Weighted average number of
common shares outstanding                               9,984,471             9,323,759             9,973,798             8,720,820

See accompanying notes to the condensed consolidated financial statements.


TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six Months Ended June 30

                                                                                    1997                       1996

OPERATING ACTIVITIES:
      Net loss                                                                 $   (1,795,092)          $   (1,199,284)
      Adjustments to reconcile net loss
         to net cash used in operating activities:
           Depreciation and amortization                                              847,295                  737,212
           Deferred income taxes                                                   (1,054,259)                (674,597)
      Changes in operating assets and liabilities:
              Accounts receivable                                                     384,288                 (292,195)
              Inventory                                                              (406,961)                (429,656)
             Accounts payable and accrued expenses                                    412,979                  122,252
             Other                                                                    (85,866)                 (71,461)
Net cash used in operating activities                                              (1,697,616)              (1,807,729)

INVESTING ACTIVITIES:
      Purchase of property and equipment                                             (131,483)                (146,761)
      Investments in patents and trademarks                                            (8,336)                  --
      Proceeds from sale of investments                                               962,013                   --
      Decrease in other assets                                                          --                    (287,643)
      Purchase of investments                                                           --                 (13,154,612)
 Net cash provided (used) by investing activities                                     822,194              (13,589,016)

FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                                        --                  21,395,703
      Proceeds from stock options exercised                                           172,644                   --
      Payments on notes payable                                                         --                  (5,188,888)
      Payments on notes payable to related parties                                                             (75,336)
Net cash provided by financing activities                                             172,644               16,131,479
Net (decrease) increasein cash and cash equivalents                                  (702,778)                 734,734
Cash and cash equivalents at beginning of period                                    1,607,311                  666,486
Cash and cash equivalents at end of period                                     $      904,533           $    1,401,220


See accompanying notes to the condensed consolidated financial statements.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements (the "Financial Statements") of Technical Chemicals and Products, Inc. and
Subsidiaries (the "Company" or "TCPI") are unaudited, and in the opinion of management, include all normal and recurring adjustments which are necessary for a fair presentation. Accordingly, the Financial Statements should be read in conjunction with more complete disclosures contained in the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

RECLASSIFICATIONS

     Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

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

     This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe-harbor created by such sections. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. See Item 2 "Management's Discussion And Analysis of Financial Condition And Results Of Operations" for further information relating to forward-looking statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


STRATEGIC DIRECTION

     The Company is in the midst of completing a transition. TCPI was formerly a developmental company that manufactured and sold a narrow range of medical diagnostic products and specialty chemicals on an OEM basis. TCPI is now approaching its goal of being a manufacturer and marketer of a wide range of internally-developed medical diagnostic products. Distribution of these products is through OEM relationships with major U.S. and international pharmaceutical companies, and through a U.S. and foreign independent broker network for sales of its private-label products and HealthCheckTM brand to drug stores, supermarket chains and retailers. Year to date, TCPI, its Pharmetrix Division and Health-Mark Diagnostics subsidiary have engaged in the following activities:

- TD Glucose and Other Products

     TCPI continues to commit significant resources to the completion of the development of its innovative, first-generation, non-invasive transdermal glucose monitoring system. In June 1997, the Company announced the involvement of SmithKline Beecham in becoming its worldwide marketing partner for this important product. The companies entered into an exclusive agreement that grants SmithKline Beecham a six month period in which to further evaluate the TD Glucose Monitoring System technology and negotiate a definitive licensing agreement. SmithKline Beecham will also use this period to conduct its due diligence and perform market studies. Terms of the contract include an up-front payment to TCPI as well as the mutual exchange of technical and marketing information related to this product. In addition, the Company expects to enter clinical trials of its TD Glucose Monitoring System in the third quarter of this year and make a corresponding 510(k) filing to the FDA later this year.

     The visual-read system for Total cholesterol has entered the over-the-counter market in the U.S. as part of the HealthCheck product line. The Company's HDL visual cholesterol test is expected to begin clinical trials later this year. The Company's meter-read cholesterol monitoring system for Total and HDL cholesterol (intended for the professional marketplace and capable of delivering clinical laboratory accuracy) has been developed and is scheduled for clinical trials late this year.

     The Company is in various stages of completing the development of, and completing the FDA and foreign clearance processes for products including infectious disease detection, drugs of abuse screening, cancer screening and other medical diagnostic testing.

     In January 1997, the Company entered into a multi-phase agreement with Taiho Pharmaceutical Co., Ltd. to develop a rapid, one-step whole blood antigen diagnostic test to monitor the effectiveness of Taiho's new anti-cancer drug. The Company expects to receive milestone payments from Taiho over the next 12-18 months as each phase of development is completed. TCPI also retains exclusive manufacturing rights to the product. Phase I of this three-phase project is already underway.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


STRATEGIC DIRECTION (continued)

- Marketing and Distribution

      - HealthCheck

     During the first quarter of 1997, the Company launched its HealthCheck brand of over-the-counter diagnostic products. The line consists of 14 accurate and easy to use at-home products for cholesterol, diabetes, urinary tract infection, pregnancy, ovulation, skin cancer and deteriorating vision, as well as a series of health journals specifically designed for women, men, seniors, children and pregnant women.

     In August 1997, the Company further expanded the national roll-out of its HealthCheck products by: a) establishing programs with several major wholesale drug distributors, including McKesson Corp., AmeriSource, Bindley Western, Neuman Distributors and KinRay; b) adding independent pharmacies, Genovese and Longs drug stores and the Kroger supermarket chain to its roster of outlets carrying the brand; and c) processing re-orders following earlier initial purchases by major drug chains Walgreen Drug Stores and Eckerd Corp.

     In March 1997, Eckerd placed its initial order for 6,000 units of each of the HealthCheck test kits for diabetes and cholesterol. In May 1997, Walgreens placed its initial order for the HealthCheck cholesterol, diabetes and urinary tract infection products to provide for more than four units of each in every Walgreens store in its chain. In addition, the 100-store discount retail chain operated by Michigan-based Meijer, Inc. placed an initial order for 58 dozen of the HealthCheck urinary tract infection product.

- Latin American Marketing Partner

     In March 1997, TCPI announced an exclusive marketing agreement with Boehringer Mannheim to distribute more than $50 million of the Company's new diagnostic products for infectious diseases, drugs of abuse and cancer screens throughout South and Central America, Mexico and certain Caribbean nations over the next 10 years. These products are presently in the registration process in various countries. The acquisition of Boehringer Mannheim's parent company by LaRoche Holding AG of Basel, Switzerland should also provide the potential for increased expansion and distribution outlets of these products in the coming year.

- U.S. Broker Network

     TCPI established an independent network of brokers for selling the Company's private label and HealthCheck brands throughout the U.S.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STRATEGIC DIRECTION (continued)

- Research and Development

     - Pharmetrix

     The Company is continuing development of several products at its Menlo Park, California based Pharmetrix Division and is actively working on the commercialization of several products by completing the development, and planning for manufacturing, marketing and distribution. In addition, Pharmetrix has been asked to prepare feasibility studies on behalf of several clients to evaluate the applicability of its drug delivery technology with various compounds.

     In July 1997, the Company announced continued progress in strengthening of its Pharmetrix Division with the addition of Frank Kochinke, Ph.D. as Vice President of Research. The Company continues with plans to commercialize various transdermal products currently in its development portfolio. Dr. Kochinke has numerous accomplishments from his 20 years of industrial and academic experience in transdermal drug delivery and membrane permeation technology. He has more than 25 scientific publications to his credit and holds seven U.S. patents related to transdermal drug delivery systems and manufacturing, with two additional patents applications pending.

- Manufacturing Scale-up

     Over the past six months, the Company's facilities located in Florida have been expanded to accommodate full-scale manufacturing of medical diagnostic products. This expansion has included:

     - acquisition of major production equipment for manufacturing of the products

     - re-tooling and refurbishing of equipment to significantly increase its capacity

     - purchase of custom high-speed packaging equipment

     - expansion of production and warehouse facilities to accommodate the in-house manufacturing program

     - additions to the Florida research and development facilities and professional staff to increase product development capabilities -- including the addition of Jeffrey Bolts, Ph.D. as Director of Quality Assurance

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Technical Chemicals and Products, Inc. is a designer, developer, manufacturer and marketer of a wide-range of medical diagnostic products for use at home, in physician offices, and other locations. TCPI is also involved in the research and development of its TD Glucose Monitoring System -- an innovative first generation non-invasive glucose testing system for diabetics. In addition, through its Pharmetrix Division located in Menlo Park, California, the Company is also focused on the research and development and commercialization of transdermal and dermal drug delivery systems and skin permeation enhancers. TCPI is also a manufacturer of high purity specialty biochemicals.

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

     In order to support anticipated growth and new product development, the company expects to incur significantly increased operating expenses and capital expenditures in the future and, as such, the Company believes that its results of operations in prior periods may not be indicative of results in future periods. The Company expects to incur significant expenses in 1997, primarily as a result of: (i) the increased research and development associated with its non-invasive transdermal glucose monitoring system (the "TD Glucose System") and various transdermal drug delivery products and skin permeation enhancers; (ii) the expansion of direct distribution of medical diagnostic products related to the national roll-out of the Company's HealthCheckTM brand and its private label business; (iii) the introduction of the Company's cholesterol monitoring system which can be used by physicians, laboratories and patients at home (the "One Step CholestoChek System"); and (iv) the hiring of additional personnel and other costs associated with expansion of the Company's manufacturing facilities. In addition, the Company anticipates expenditures in 1997 as a result of the purchase of additional production equipment.

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

     NET REVENUE. Net revenue for the three months ended June 30, 1997, increased by more than 18% to $1,719,180 from $1,449,647 in the same quarter a year ago. The increase was primarily due to higher product sales in the family planning group. Net revenue for the six month period was $2,998,851, a decline of $215,842 from the same period last year. Product sales of the Company's private label family planning group by its wholly-owned subsidiary, Health-Mark Diagnostics, L.L.C., increased 32% over the similar six month period of a year earlier. In addition, the successful launch of the HealthCheck line of over-the-counter products contributed to the product sales increase in the six month period over the same period last year. These increases were offset by a decline in contract fees and services from the Pharmetrix Division.

     During the second quarter, the Company's operations continued to reflect the manufacturing scale-up and build-up of inventory for the ongoing national roll-out of its HealthCheck brand of over-the-counter diagnostic products as well as scale-up of manufacturing for the more than 20 new diagnostic testing products for infectious diseases, drugs of abuse and certain types of cancer which are planned for distribution worldwide.

     GROSS PROFIT. Gross profit as a percent of net sales decreased to 45% in the second quarter from 48.6% in the same period last year due to the manufacturing scale-up of new products and a slight shift in product mix. The Company experienced a small decrease in gross profit for the current six month period to 47.5% as compared to the year ago period of 48.8% as a result of the manufacturing scale-up of new products.

     SELLING, GENERAL & ADMINISTRATIVE. Selling, general & administrative expenses increased $657,807 for the quarter and $1,143,599 for the six month period as compared to the same periods last year due to: (a) the planned hiring of additional operating personnel for the scale-up of in-house manufacturing,
(b) higher marketing expenses and sales commissions related to the sales growth in Health-Mark Diagnostics, L.L.C. products, and (c) an increase in expenses related to facility expansion.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 33% in the second quarter and 18% in the first six months primarily as a result of ongoing development of the Company's non-invasive glucose monitoring system, new products targeted for Latin America and transdermal drug delivery systems being developed at the Company's Pharmetrix Division.

     INTEREST INCOME/INTEREST EXPENSE. Interest income for the second quarter increased $71,877 and $398,010 for the six month period as compared to the prior year periods due to investment of the proceeds from the Company's secondary public offering completed in April 1996. Significantly lower interest expense reflected the payoff of a promissory note related to the Pharmetrix acquisition.

     NET LOSS. The Company incurred a second quarter net loss of $1,020,333 as compared to a net loss of $611,083 in the second quarter of 1996, and had a net loss of $1,795,092 for the first six month period of 1997 as compared to a net loss of $1,199,284 in the first six months of 1996. This was primarily due to the manufacturing scale-up of various products and the continued investment in people, marketing and facility expansion.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company had cash and investments of $11,509,790 at June 30, 1997. Working capital at the end of the second quarter was $13,333,507. The Company expects to continue to draw upon its working capital to purchase production equipment, develop and manufacture the TD Glucose System, engage in research and development related to transdermal drug delivery, develop new diagnostic
products,   conduct  clinical  trials  and  continued   investment  in  facility
expansion.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that its existing cash balances and investment balances will be sufficient to fund the Company's cash requirements for at least the next twenty-four months. This estimate is based on certain assumptions, including assumptions concerning reasonable growth and revenues, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. The Company's future working capital and capital expenditure requirements may vary materially from those now planned depending on numerous factors, including additional manufacturing scale-up for the Company's current and future products, possible future acquisitions, the focus and direction of the Company's research and development programs, competitive and technological advances, future relationships with corporate marketing partners, the FDA regulatory process and the Company's marketing and distribution strategy. If the Company's growth exceeds its plans, additional working capital may be needed.

     Statements regarding future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible growth in markets for at-home diagnostic testing, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Some of the factors that may cause actual future events to differ from those predicted or assumed include: future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and affects of changes in regulation; the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with growth and expansion; risks associated with obtaining patents and other protections on intellectual property; acceptance of the Company's new products in the professional and over-the-counter marketplaces; uncertainties in availability of expansion capital in the future and other risks associated with capital markets.


PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit                                                     Exhibit Description
Number
-------

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


                     TECHNICAL CHEMICALS AND PRODUCTS, INC.


Date:    August 14, 1997               By:     /SIGNED/
                                               Stuart R. Streger
                                               Vice President and
                                               Chief Financial Officer
                                               (Duly authorized officer and
                                               principal accounting officer)




Exhibit                                                    Index to Exhibits
Number
-------

3.1       *          Articles of Incorporation of the Company, as amended.
3.2       *          By-laws of the Company.
3.3       ****       Amended and Restated Articles of Incorporation of the Company.
3.4       ****       Amended and Restated Bylaws of the Company.
4.1       ****       See Exhibits 3.3 and 3.4 for provisions of the Amended and Restated Articles of Incorporation and
                     the Amended and Restated Bylaws of the Company defining the rights of holders of Common Stock of the
                     Company.
4.2       **         Form of Common Stock Certificate of the Company.
10.1      ****       Employment Agreement between Jack L. Aronowitz and the Company dated December 31, 1992, as amended.
10.2      ****       Amended and Restated 1992 Incentive Stock Option Plan.
10.3      ****       Cancellation and Exclusive License Agreement between Jack Aronowitz and the Company dated January 31,
                     1996.
10.4      ****       Employment Agreement between John Pippert and the Company dated January 31, 1996.
10.6      *          Lease-Pompano Beach, Florida.
10.6.1    ****       Business Lease Extension-Pompano Beach, Florida.
10.6.2    ****       Main Lease-Menlo Park, California; Sublease-Menlo Park.
10.6.3    ****       Assignment and Assumption of Sublease and Landlord's Consent Thereto between Menlo Business Park,
                     Patrician Associates, Inc., Flora, Inc., Pharma Patch PLC and Technical Chemicals and Products, Inc.
                     dated November 15, 1995.
10.7      *          Health-Mark Diagnostics, Inc. Shareholders Agreement dated March 7, 1994.
10.9      *          Letter Agreement with John Faro (for stock options) dated August 12, 1994.
10.10     **         Warrant Agreement between the Company and Jack L. Aronowitz.
10.11     ****       Supplemental Agreement by and between Pharma Patch Public Limited Company and PP Holdings, Inc. dated
                     January 16, 1996.
10.12     ****       Stock Option Agreement with John Pippert.
10.13     *          Agreement between Company and Equity Communications dated January 6, 1995.
10.14     ****       Letter Agreement between the Company and Redstone Securities, Inc. dated January 15, 1996.
10.15     ****       Letter Agreement between the Company and Ira Weingarten dated January 15, 1996.
10.16     ****       Letter Agreement with Flora, Inc. dated February 5, 1996.
10.17     *****      Employment Agreement between the Company and Martin Gurkin dated January, 1996.
10.18     *****      Stock Option Agreement with Martin Gurkin dated November, 1996.
27        Filed      Financial Data Schedule (EDGAR Filing)
          Herewith
99.1      *          Licenses, Permits and Approvals-Federal.
99.2      *          Licenses, Permits and Approvals-State.
99.3      *          Licenses, Permits and Approvals-County.
99.4      *          FDA Product List.
99.5      *          United States Patents.
99.7      *****      Pharmetrix Division of TCPI Patents.
99.8      *****      Pharmetrix Division of TCPI Licenses, Permits and Approvals.
99.6      *          Canadian Patents.

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