Form 10-Q
period 1997-09-30
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1997-11-13
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

          Checkwhether  the issuer (1) filed all reports required to be filed by
     Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days. YES x NO___


          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                               Outstanding As Of October 31, 1997
         -----                               ----------------------------------

         Common Stock $ .001 par value                    10,015,036



             Transitional Small Business Disclosure Format (check one):
                              YES    NO x
                                 ---   ---

PART I       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                              September 30, 1997         December 31, 1996*

                                                                                (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                               $        790,094              $     1,607,311
      Accounts receivable, net of allowance
      for doubtful accounts of $18,165 at
      9/30/97 and 12/31/96                                                           2,524,592                    2,177,700
      Investments available for sale                                                 8,144,325                   11,693,143
      Inventory                                                                      1,668,797                    1,039,390
      Other                                                                            477,621                      490,415
                                                                                    ----------                   ----------
Total current assets                                                                13,605,429                   17,007,959
                                                                                    ----------                   ----------

Property and equipment net of accumulated depreciation
      of $964,917 at 9/30/97 and $565,777 at 12/31/96                                2,800,928                    2,708,481
Patents and trademarks, net of accumulated
      amortization of $1,861,956 at 9/30/97 and $1,120,786 at 12/31/96              13,079,063                   13,887,357
Goodwill, net of accumulated amortization
      of $299,255 at 9/30/97 and $165,985 at 12/31/96                                2,277,464                    2,327,975
Other assets                                                                         3,419,249                    1,594,268
                                                                                    ----------                   ----------
Total assets                                                                  $     35,182,133               $   37,526,040
                                                                                    ==========                   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                        $     1,806,776                $    1,458,101
      Accrued expenses                                                                613,125                       201,667
                                                                                    ---------                    ----------
Total current liabilities                                                           2,419,901                     1,659,768
                                                                                    ---------                    ----------
Long-term debt                                                                        170,564                       171,651

Shareholders' equity:
      Common stock, $.001 par value, 25,000,000 shares
      authorized; 10,015,036 and 9,938,634 shares issued
      and outstanding at 9/30/97 and 12/31/96                                          10,015                         9,939
      Additional paid-in capital                                                   39,806,785                    39,608,217
      Accumulated deficit                                                          (7,225,132)                   (3,923,535)
                                                                                   ----------                    ----------
Total shareholders' equity                                                         32,591,668                    35,694,621
                                                                                   ----------                    ----------
Total liabilities and shareholders' equity                                    $    35,182,133                $   37,526,040
                                                                                   ==========                    ==========

*Note:  The Balance Sheet at December 31, 1996 has been derived from the audited financial
                                                                         -------
          statements at that date.
See accompanying notes to the condensed consolidated financial statements.


TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                          Nine Months Ended
                                                                  September 30,                               September 30,

                                                             1997                  1996                  1997                1996

Revenue
     Product sales                                    $   1,735,795         $   1,654,321         $   4,544,390       $   4,301,959
     Contract fees and services                             100,000               270,000               310,000             910,000
                                                          ---------             ---------             ---------           ---------
Total revenue                                             1,835,795             1,924,321             4,854,390           5,211,959
     Returns and allowances                                 (10,601)              (56,640)              (30,345)           (129,585)
                                                          ---------             ---------             ---------           ---------
Net revenue                                               1,825,194             1,867,681             4,824,045           5,082,374
                                                          ---------             ---------             ---------           ---------

Cost of sales                                             1,033,800               954,735             2,608,022           2,601,484
                                                          ---------             ---------             ---------           ---------
Gross profit                                                791,394               912,946             2,216,023           2,480,890
                                                          ---------             ---------             ---------           ---------

Operating expenses:
     Selling, general and
       administrative                                     1,960,006             1,287,849             4,722,969           2,911,170
     Research and development                               797,835               411,131             1,947,012           1,387,901
     Depreciation and amortization                          426,895               396,100             1,274,190           1,129,355
                                                          ---------             ---------             ---------           ---------
Loss from operations                                     (2,393,342)           (1,182,134)           (5,728,148)         (2,947,536)

Other income (expense):
     Interest income                                         94,439               267,212               586,750             361,513
     Interest expense                                        (3,416)               (2,329)              (10,272)           (205,109)
                                                          ---------             ---------             ---------           ---------
Loss before income tax benefit                           (2,302,319)             (917,251)           (5,151,670)         (2,791,132)

Income tax benefit                                          851,859               330,210             1,906,118           1,004,808
                                                          ---------             ---------             ---------           ---------
Net loss                                              $  (1,450,460)        $    (587,041)         $ (3,245,552)       $ (1,786,324)
                                                          =========             =========             =========           =========


Net loss per share                                    $       (0.14)        $       (0.06)         $      (0.32)       $      (0.20)
                                                          =========             =========             =========           =========

Weighted average number of
Common shares outstanding                                10,005,036             9,836,374             9,984,325           9,095,586
                                                         ==========             =========             =========           =========



See accompanying notes to the condensed consolidated financial statements.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended September 30,

                                                                                    1997                       1996
OPERATING ACTIVITIES:
      Net loss                                                                 $   (3,245,552)          $   (1,786,324)
      Adjustments to reconcile net loss
        to net cash used in operating activities:
           Depreciation and amortization                                            1,274,190                1,129,355
           Deferred income taxes                                                   (1,906,118)              (1,004,808)
      Changes in operating assets and liabilities:
            Accounts receivable                                                      (346,892)                (949,529)
            Inventory                                                                (629,407)                (568,887)
            Accounts payable and accrued expenses                                     760,133                  441,308
            Other                                                                      92,844                 (218,327)
                                                                                    ---------                ---------
Net cash used in operating activities                                              (4,000,802)              (2,957,212)
                                                                                    ---------                ---------

INVESTING ACTIVITIES:
      Purchase of property and equipment                                             (492,197)                (724,303)
      Investments in patents and trademarks                                           (15,635)                      --
      Proceeds from sale of investments                                              3,492,773                      --
      Purchase of investment securities                                                     --             (12,835,725)
                                                                                     ---------              ----------
Net cash provided (used) by investing activities                                     2,984,941             (13,560,028)
                                                                                     ---------              ----------

FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                                            --              21,510,732
      Proceeds from stock options exercised                                            198,644                      --
      Payments on notes payable                                                             --              (5,188,888)
      Payments on notes payable to related parties                                          --                 (75,336)
                                                                                     ---------              ----------
Net cash provided by financing activities                                              198,644              16,246,508
                                                                                     ---------              ----------
Net decrease in cash and cash equivalents                                             (817,217)               (270,732)
Cash and cash equivalents at begining of period                                      1,607,311                 666,486
                                                                                     ---------              ----------
Cash and cash equivalents at end of period                                     $       790,094          $      395,754
                                                                                     =========              ==========

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

FORWARD LOOKING STATEMENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


STRATEGIC DIRECTION

     The Company is in the midst of completing a transition. TCPI was formerly a developmental company that manufactured and sold a narrow range of medical diagnostic products and specialty chemicals on an OEM basis. TCPI is now approaching its goal of being a manufacturer and marketer of a wide range of internally-developed medical diagnostic products. Distribution of these products is achieved through OEM relationships with major U.S. and international pharmaceutical companies, and through a U.S. and foreign independent broker network for sales of its private-label products and HealthCheckTM brand to drug stores, supermarket chains and retailers. Year to date, TCPI, its Pharmetrix Division and Health-Mark Diagnostics subsidiary have engaged in the following activities:

- TD Glucose Monitoring System

     TCPI continues to commit significant resources to the development and commercialization of its innovative non-invasive transdermal glucose monitoring system. Development of the TD Glucose Monitoring System has been completed and the clinical trial process is beginning. During this stage, TCPI will conduct registration studies to obtain required blood glucose correlation data and, upon completion, will deliver TD Glucose transdermal patches and meter/emulators to the clinical trial sites. The Company anticipates completing these activities during the first quarter of 1998 as well as making a 510(k) submission to the U.S. Food and Drug Administration for expedited review.

     In June 1997, the Company announced the involvement of SmithKline Beecham in becoming its worldwide marketing partner for this important product. The companies entered into an exclusive agreement that grants SmithKline Beecham a six month period to further evaluate the TD Glucose Monitoring System technology, conduct due diligence, perform market studies and negotiate a definitive licensing agreement. Terms of the contract included an up-front payment to TCPI as well as the mutual exchange of technical and marketing information related to this product. These negotiations are ongoing and TCPI remains optimistic it can obtain favorable terms for a definitive licensing agreement with SmithKline Beecham. However, in the event such terms are unable to be reached, TCPI is prepared to move forward with several other potential marketing partners.

- HealthCheck

     In October and August 1997, the Company further expanded the national roll-out of its HealthCheck products by: a) adding major drug chains such as CVS, Phar-Mor, Snyder, Kinney, Harco Genovese and Longs drug stores as well as various independent pharmacies; (b) establishing programs with major wholesale drug distributors, including McKesson Corp., AmeriSource, Bindley Western, Neuman Distributors and KinRay; c) adding the Kroger and Thriftway supermarket chains to the roster of outlets carrying the brand; and d) continuing to process numerous re-orders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


STRATEGIC DIRECTION (continued)

     In late September 1997, TCPI kicked-off a six-week national radio advertising campaign to introduce consumers to the HealthCheck brand. During this campaign, a total of 300 radio commercials aired on such top-rated nationally syndicated programs as the Rush Limbaugh Show, Dr. Dean Edell Show, Dr. Laura Schlessinger Show, Gary Burbank Show, Michael Reagan Show, Bob Grant Show, Dr. Joyce Browne Show, Country Heartlines and One-On-One Sports. These commercials were expected to reach approximately 175 million adults age 35 and older.

     In March 1997, Eckerd placed its initial order for HealthCheck test kits and in May 1997, Walgreens placed its initial order for products. In addition, discount retailer Meijer, Inc. placed its initial order for HealthCheck products.

     During the first quarter of 1997, the Company launched its HealthCheck brand of over- the-counter diagnostic products. The line consists of 14 accurate and easy to use at-home products for cholesterol, diabetes, urinary tract infection, pregnancy, ovulation, skin cancer and deteriorating vision, as well as a series of health journals specifically designed for women, men, seniors, children and pregnant women.

- Other Products

     Development of the Company's HDL (good) cholesterol visually-read test is expected to begin clinical trials in the fourth quarter of 1997 or first quarter of 1998. The Company's meter-read cholesterol monitoring system for Total and HDL cholesterol (intended for the professional marketplace and capable of delivering clinical laboratory accuracy) also is expected to begin clinical trials in the fourth quarter of 1997 or first quarter of 1998.

     The Company is in various stages of completing the development of, and completing the FDA and foreign clearance processes for products including infectious disease detection, drugs of abuse screening, cancer screening and other medical diagnostic testing.

     In January 1997, the Company entered into a multi-phase agreement with Taiho Pharmaceutical Co., Ltd. to develop a rapid, one-step whole blood antigen diagnostic test to monitor the effectiveness of Taiho's new anti-cancer drug. The Company expects to receive milestone payments from Taiho over the next 12-18 months as each phase of development is completed and retains exclusive manufacturing rights to the product.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


STRATEGIC DIRECTION (continued)

- Other Products (continued)

     In March 1997, TCPI announced an exclusive marketing agreement with Boehringer Mannheim to distribute more than $50 million of the Company's new diagnostic products for infectious diseases, drugs of abuse and cancer screens throughout South and Central America, Mexico and certain Caribbean nations over the next 10 years. These products are presently in the registration process in various countries. However, the acquisition of Boehringer Mannheim's parent company by LaRoche Holding AG of Basel, Switzerland has served to defer the ordering and shipment of these products into 1998.

- U.S. Broker Network

     TCPI established an independent network of brokers for selling the Company's private label and HealthCheck brands throughout the United States.

- Research and Development

     - Pharmetrix

     The Company is continuing development of several transdermal drug delivery products at its Menlo Park, California based Pharmetrix Division and is actively working on the commercialization of several products by completing the development, and planning for manufacturing, marketing and distribution. In addition, Pharmetrix has been asked to prepare feasibility studies on behalf of several clients to evaluate the applicability of its transdermal drug delivery technology with various compounds.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


STRATEGIC DIRECTION (continued)

      - Manufacturing Scale-up

           - Over the past nine months, the Company's facilities located in Florida have been expanded to accommodate full-scale manufacturing of medical diagnostic products. This expansion has included:

               - acquisition of major production equipment for manufacturing of the products
               - re-tooling and refurbishing of equipment to significantly increase its capacity
               - purchase and installation of custom high-speed packaging equipment
               - expansion of sales and marketing, production and warehouse facilities to accommodate the in-house manufacturing program
               - additions to the Florida research and development facilities and professional staff to increase product development capabilities -- including the addition of Jeffrey Bolts, Ph.D. as Director of Quality Assurance

KEY ADDITION TO THE BOARD OF DIRECTORS

     On October 15, 1997, Stephen J. Dresnick, MD, FACEP, joined the Company's Board of Directors. He is the Vice Chairman of FPA Medical Management, Inc. (Nasdaq: FPAM) which is expected to have revenues in excess of $1 billion in 1997. Dr. Dresnick has more than 25 years of experience in the medical sector and executive management and brings to the TCPI Board well-established relationships with the scientific and financial communities. Prior to a merger with FPA Medical Management in 1996, he was President and Chief Executive Officer of Sterling Healthcare Group, a publicly-held hospital emergency department contract management and primary care physician practice management company, which he founded in 1987.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Technical Chemicals and Products, Inc. is a designer, developer, manufacturer and marketer of a wide-range of medical diagnostic products for use at home, in physician offices, and other locations. TCPI is also involved in the research and development of its TD Glucose Monitoring System -- an innovative non-invasive glucose testing system for diabetics. In addition, through its Pharmetrix Division located in Menlo Park, California, the Company is also focused on the research and development and commercialization of transdermal and dermal drug delivery systems and skin permeation enhancers. TCPI is also a manufacturer of high purity specialty biochemicals.

     TCPI's roots date back more than 29 years during which time the Company or its founder have developed over 330 FDA cleared medical diagnostic and drug products (including those related to the Company's patented membrane-based technology) and manufactured OEM products for leading drug and diagnostic companies. The Company holds 19 US and 27 foreign patents, and has four pending patent applications in the US and 38 foreign patent applications pending.

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

     In order to support anticipated growth and new product development, the company expects to incur significantly increased operating expenses and capital expenditures in the future and, as such, the Company believes that its results of operations in prior periods may not be indicative of results in future periods. The Company expects to incur significant expenses in 1997 and 1998, primarily as a result of: (i) the increased research and development associated with its non-invasive transdermal glucose monitoring system (the "TD Glucose System") and various transdermal drug delivery products and skin permeation enhancers; (ii) the expansion of direct distribution of medical diagnostic products related to the national roll-out of the Company's HealthCheckTM brand and its private label business; (iii) the introduction of the Company's cholesterol monitoring system which can be used by physicians, laboratories and patients at home (the "One Step CholestoChek System"); and (iv) the hiring of additional personnel and other costs associated with expansion of the Company's manufacturing facilities. In addition, the Company anticipates expenditures in 1997 as a result of the purchase of additional production equipment.

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

     Net Revenue. Product sales for the three months ended September 30, 1997 increased by approximately 5% as a result of the successful launch and ongoing national roll-out of the Company's HealthCheck line of over-the-counter products as well as continued sales growth of private-label family planning products. Product sales for the nine month period increased by $242,000, or approximately 6%, over the same period last year largely due to the contribution of HealthCheck sales. The gain in product sales for the three and nine month period was offset by a decline in contract fees and services from the Pharmetrix Division.

     Net revenue for the three and nine months ended September 30, 1997, was $1.8 million and $4.8 million, respectively, and represented a slight decline of approximately 2% and 5% over the same respective periods a year earlier. This decline reflects the decrease in contract fees and services.

     During the third quarter, the Company's operations continued to reflect the manufacturing scale-up and build-up of inventory for ongoing roll-out of HealthCheck products as well as scale-up of manufacturing for the more than 20 new diagnostic testing products for infectious diseases, drugs of abuse and certain types of cancer which are planned for distribution worldwide.

     Gross Profit. In the third quarter, gross profit as a percent of product sales remained relatively constant at approximately 38% while increasing to about 42% for the nine month period. Overall, gross profit as a percent of total net sales decreased over the comparable three and nine month periods of the prior year as a result of lower contract fees and services.

     Selling, General & Administrative. Selling, general & administrative expenses increased $673,000 for the quarter and $1.8 million for the nine month period as compared to the same periods last year due to: (a) the planned hiring of additional operating personnel for the scale-up of in-house manufacturing,
(b) continued investment in sales and marketing efforts through the hiring of additional personnel and initial consumer advertising campaign for the HealthCheck line of products, and (c) an increase in expenses related to facility expansion.

     Research and Development. The Company continues to commit resources to its R&D efforts to develop and commercialize new diagnostic and transdermal drug delivery products, including its HealthCheck line of products. Research and development expenses increased by $386,000 in the third quarter and by $560,000 for the nine months primarily as a result of ongoing development of the Company's non-invasive glucose monitoring system, new diagnostic products, and transdermal drug delivery systems being developed at the Company's Pharmetrix Division.

     Interest Income/Interest Expense. Interest income for the third quarter was approximately $142,000 and $629,000 for the nine month period which reflects the income generated from proceeds of the Company's secondary public offering completed in April 1996. This income, however, was partially offset by unrealized losses. Significantly lower interest expense for the nine month period reflects the payoff of a promissory note related to the Pharmetrix acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

     Net Loss. The Company incurred a third quarter net loss of $1.45 million as compared to a net loss of $587,000 in the same quarter of the prior year, and had a net loss of $3.2 million for the nine months of 1997 as compared to a net loss of $1.8 million in the nine months of 1996. This was primarily due to the manufacturing scale-up of various products and the continued investment in people, marketing and facility expansion.

FINANCIAL CONDITION

     The Company had cash and investments of approximately $9 million at September 30, 1997. Working capital at the end of the third quarter was more than $11 million. The Company expects to continue to draw upon its working capital to purchase production equipment, develop and manufacture the TD Glucose System, engage in research and development related to transdermal drug delivery, develop new diagnostic products, conduct clinical trials and continued investment in personnel and facility expansion.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that its existing cash balances and investment balances will be sufficient to fund the Company's cash requirements for at least the next twenty-four months. This estimate is based on certain assumptions, including assumptions concerning reasonable growth and revenues, and there can be no assurance that such assumptions will prove to be accurate or that unbudgeted costs will not be incurred. The Company's future working capital and capital expenditure requirements may vary materially from those now planned depending on numerous factors, including additional manufacturing scale-up for the Company's current and future products, possible future acquisitions, the focus and direction of the Company's research and development programs, competitive and technological advances, future relationships with corporate marketing partners, the FDA regulatory process and the Company's marketing and distribution strategy. If the Company's growth exceeds its plans, additional working capital may be needed. The Company is also exploring opportunities to secure additional manufacturing capabilities for its TD Glucose Monitoring System as well as other future products, and such action may require additional capital.

     Statements regarding future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible growth in markets for at-home diagnostic testing, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Some of the factors that may cause actual future events to differ from those predicted or assumed include: future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and affects of changes in regulation; the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with growth and expansion; risks associated with obtaining patents and other protections on intellectual property; acceptance of the Company's new products in the professional and over-the-counter marketplaces; uncertainties in availability of expansion capital and other risks associated with capital markets.


PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit                                 Exhibit Description
Number
3.1          *          Articles of Incorporation of the Company, as amended.
3.2          *          By-laws of the Company.
3.3          ****       Amended and Restated Articles of Incorporation of the Company.
3.4          ****       Amended and Restated Bylaws of the Company.
4.1          ****       See Exhibits 3.3 and 3.4 for provisions of the Amended and Restated Articles of Incorporation and
                        the Amended and Restated Bylaws of the Company defining the rights      of holders of Common Stock
                        of the Company .
4.2          **         Form of Common Stock Certificate of the Company.
10.1         ****       Employment Agreement between Jack L. Aronowitz and the Company dated December 31, 1992, as amended.
10.2         ****       Amended and Restated 1992 Incentive Stock Option Plan.
10.3         ****       Cancellation and Exclusive License Agreement between Jack Aronowitz and the Company dated January
                        31, 1996.
10.6         *          Lease-Pompano Beach, Florida.
10.6.1       ****       Business Lease Extension-Pompano Beach, Florida.
10.6.2       ****       Main Lease-Menlo Park, California; Sublease-Menlo Park.
10.6.3       ****       Assignment and Assumption of Sublease and Landlord's Consent Thereto between Menlo Business Park,
                        Patrician Associates, Inc., Flora, Inc., Pharma Patch PLC and Technical Chemicals and Products,
                        Inc. dated November 15, 1995.
10.7         *          Health-Mark Diagnostics, Inc. Shareholders Agreement dated March 7, 1994.
10.9         *          Letter Agreement with John Faro (for stock options) dated August 12, 1994.
10.10        **         Warrant Agreement between the Company and Jack L. Aronowitz.
10.11        ****       Supplemental Agreement by and between Pharma Patch Public Limited Company and PP Holdings, Inc.
                        dated January 16, 1996.
10.12        ****       Stock Option Agreement with John Pippert.
10.13        *          Agreement between Company and Equity Communications dated January 6, 1995.
10.14        ****       Letter Agreement between the Company and Redstone Securities, Inc. dated January 15, 1996.
10.15        ****       Letter Agreement between the Company and Ira Weingarten dated January 15, 1996.
10.16        ****       Letter Agreement with Flora, Inc. dated February 5, 1996.
10.17        *****      Employment Agreement between the Company and Martin Gurkin dated January, 1996.
10.18        *****      Stock Option Agreement with Martin Gurkin dated November, 1996.
27           Filed      Financial Data Schedule (EDGAR Filing)
             Herewith
99.1         *          Licenses, Permits and Approvals-Federal.
99.2         *          Licenses, Permits and Approvals-State.
99.3         *          Licenses, Permits and Approvals-County.
99.4         *          FDA Product List.
99.5         *          United States Patents.
99.7         *****      Pharmetrix Division of TCPI Patents.
99.8         *****      Pharmetrix Division of TCPI Licenses, Permits and Approvals.
99.6         *          Canadian Patents.

             *          Incorporated by reference to exhibit of the same number in Registration Statement on      Form
                        SB-2 filed on October 28, 1994 (No. 33-85756).
             **         Incorporated by reference to exhibit of the same number in Amendment No. 4 to the Registration
                        Statement on Form S-1 filed April 23, 1996 (No. 333-1272).
             ***        Incorporated by reference to exhibit of the same number in Amendment No. 1 to
                        Registration Statement on Form SB-2 filed on January 13, 1995 (No. 33-85756).
             ****       Incorporated by reference to exhibit of same number filed in the Company's Registration Statement on Form S-1 on February 12, 1996 (No. 333-1272).

             (b)  Reports On Form 8-K
             No reports on Form 8-K were filed during the quarter for which this report is being filed.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     TECHNICAL CHEMICALS AND PRODUCTS, INC.


Date:    November 13, 1997         By:     /SIGNED/
                                            Stuart R. Streger
                                            Vice President and
                                            Chief Financial Officer
                                           (Duly authorized officer and
                                            principal accounting officer)


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

          *          Incorporated by reference to exhibit of the same number in Registration Statement on Form    SB-2
                     filed on October 28, 1994 (No. 33-85756).
          **         Incorporated by reference to exhibit of the same number in Amendment No. 4 to the
                     Registration Statement on Form S-1 filed April 23, 1996 (No. 333-1272).
          ***        Incorporated by reference to exhibit of the same number in Amendment No. 1 to Registration Statement on Form SB-2 filed on January 13, 1995 (No. 33-85756).
          ****       Incorporated by reference to exhibit of same number filed in the Company's Registration Statement on
                     Form S-1 on February 12, 1996 (No. 333-1272).
          *****      Incorporated by reference to exhibit of the same number filed in Amendment No. 2 to the Company's
                     Registration Statement on Form S-1 on March 20, 1996.