Form 10-K
period 1997-12-31
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1998-03-27
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Title of each class                                    Name of exchange
                                                            on which registered
     None                                                   None

        Securities registered pursuant to 12(g) of the Act: Common Stock,
                                 $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates as of March 24, 1998 was approximately $63,262,811 (based upon the closing sale price of $10.875 per share on the Nasdaq National Market on March 24, 1998).

     As of March 24, 1998, 10,015,036 shares of the Registrant's $.001 par value Common Stock were outstanding.

                       Documents Incorporated By Reference

     The Registrant's Definitive Proxy Statement related to the 1998 Annual Shareholder's Meeting is incorporated by reference in Part III to the extent provided in Items 10, 11, 12 and 13 hereof.

                      EXHIBIT INDEX IS LOCATED ON PAGE 63

                                    Page - 1

                                      INDEX

Description                                                          Page Number

                                     PART I

Item 1.   Business ........................................................... 4

        Strategy ............................................................. 5

        Non-Invasive Glucose Monitoring ...................................... 6

        Cholesterol Monitoring ............................................... 8

        HealthCheck(TM).......................................................10

        Other Medical Diagnostic Products ....................................11

        Diagnostic Product Portfolio..........................................16

        Transdermal Drug Delivery Systems ....................................18

        Transdermal Drug Delivery Product Portfolio...........................21

        Biochemical Manufacturing.............................................21

        Product Research and Development......................................21

        Manufacturing and Materials ..........................................22

        Patents, Trademarks and Technologies..................................22

        Competition...........................................................23

        Marketing and Sales...................................................24

        Employees ............................................................24

        Year 2000.............................................................25

        Governmental Regulation...............................................25

        Product Liability Insurance...........................................26

        Executive Officers of the Company.................................... 26


Item 2.   Properties..........................................................26

Item 3.   Legal Proceedings...................................................27

Item 4.   Submission Of Matters To A Vote Of Security Holders ................27


                                     PART II

Item 5.   Market For Registrant's Common Equity And Related
          Stockholder Matters ................................................28

Item 6.   Selected Financial Data.............................................29

Item 7.   Management's Discussion And Analysis Of Financial Condition
          And Results Of Operations...........................................30

        General ..............................................................30

        Results Of Operations ................................................34

        Year Ended December 31, 1997 Compared
        To Year Ended December 31, 1996 ......................................34

        Year Ended December 31, 1996 Compared
        To Year Ended December 31, 1995 ......................................35

        Liquidity And Capital Resources.......................................35

                                    Page - 2

Item 8.   Financial Statements And Supplemental Data .........................37

        Report Of Independent Certified Public Accountants ...................38

        Consolidated Balance Sheets...........................................39

        Consolidated Statements Of Operations.................................40

        Consolidated Statements Of Shareholders' Equity.......................41

        Consolidated Statements Of Cash Flows ................................42

        Notes To Consolidated Financial Statements ...........................44

Item 9.  Changes In And Disagreements With Accountants On
         Accounting And Financial Disclosure .................................56

                                    PART III

Item 10.  Directors And Officers Of The Registrant........................... 56

Item 11.  Executive Compensation..............................................59

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management......................................................59

Item 13.  Certain Relationships and Related Transactions......................59


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, And
          Reports On Form 8-K.................................................59

        Schedule II - Valuation and Qualifying Accounts.......................59

        Exhibits Description..................................................60

        Signatures............................................................62

        Index to Exhibits.....................................................63

        Consent of Ernst & Young LLP......................................... 65


                                    Page - 3

                                     PART I

Item 1.  BUSINESS

The Company
     TCPI is in the midst of completing a transition. It was formerly a developmental company that manufactured and sold a narrow range of medical diagnostic products and specialty chemicals on an Original Equipment Manufacture ("OEM") basis. The Company is now approaching its goal of being a designer, developer, manufacturer and global marketer of a wide range of point-of-care medical diagnostic products for use at home, in physician offices, and other healthcare locations with growing distribution channels for its products. In addition, through its Pharmetrix Division located in Menlo Park, California, the Company is also focused on the research and development and commercialization of transdermal and dermal drug delivery systems and skin permeation enhancers. TCPI also manufactures high purity specialty biochemicals.

     The Company's roots date back more than 29 years. During this time, TCPI or its founder have developed more than 330 medical diagnostic and pharmaceutical products which have received marketing clearance by the United States Food and Drug Administration (the "FDA") -- including those related to its patented membrane-based technology platform -- and also has manufactured OEM products for leading multinational pharmaceutical and medical diagnostic companies. The Company presently holds 22 U.S. and 29 foreign patents, and has five pending patent applications in the U.S. and more than 30 foreign patent applications pending.

     TCPI manufactures and markets more than 47 patented membrane-based diagnostic tests in the U.S. and internationally, 26 of which have received 510(k) clearance from the FDA. In addition, the Company has over 20 other diagnostic and transdermal drug delivery products in various stages of development and governmental approval. Foremost in TCPI's product portfolio is its TD Glucose(TM) Monitoring System (the "TD Glucose Monitoring System") -- an innovative non-invasive glucose testing system for diabetics. The Company's diagnostic products also include tests and screens for cholesterol monitoring, pregnancy, ovulation timing, urinary glucose levels, urinary tract infection, skin cancer, deteriorating vision, infectious diseases, drugs of abuse, cardiac markers and certain types of cancer. TCPI's transdermal drug delivery products focus on hormone replacement therapy, cardiovascular disease, smoking addiction and other areas.

     The Company's products are distributed worldwide under OEM marketing relationships with multinational pharmaceutical and diagnostic companies, and also are directly marketed for over-the-counter use by consumers. In the OEM sector, most of TCPI's tests were sold through the Company's alliance with
Boehringer Mannheim. This alliance also extends to the marketing and distribution of certain other products, including its Serum Dilution Reagent (hCG Test) and its One Step LH Ovulation Tests. In February 1998, the Company established a new agreement to supply finished and packaged family planning products directly to Boehringer Mannheim distributors. This replaced an earlier worldwide marketing and distribution agreement where the Company's family planning products utilizing TCPI's technology were packaged in Europe. Over-the-counter products are marketed to consumers in the U.S. and Canada for at-home use under TCPI's proprietary HealthCheck(TM) and private-label brands. These over-the-counter products are sold in pharmacies, supermarkets and mass merchandise retail stores. The HealthCheck line consists of 14 testing and screening products for cholesterol, diabetes, urinary tract infection, pregnancy, ovulation, skin cancer, deteriorating vision and a series of health journals. Since market introduction in the second quarter of 1997, more than 38 chain and independent pharmacies have placed orders for HealthCheck products, providing the Company with more than 30% market penetration of the approximately 60,000 pharmacies in the United States. TCPI distributes its private label family planning products to approximately 20 leading drug, discount and supermarket chains and catalog retailers. In total, the Company's at-home diagnostics products are available through such leading pharmacies as Walgreen Drug Stores, Eckerd Corp., CVS-Revco, Rite Aid, Thrifty Payless, Thrift Drug, Phar-Mor, Genovese Drug Stores, Longs Drug Stores, Smiths Food & Drug, Osco Drug, Sav-On Stores, Snyder Drug, Kinney Drugs, Harco Drug; leading supermarkets such as Kroger, Thriftway Foods, Seaway Foods and Ukrop's Super Markets; and leading drug wholesale distributors McKesson Corp., AmeriSource Health Corp., Bindley Western Industries, Bergen Brunswig Drug Company, Neuman Distributors, KinRay, Allou Distributors, and F. Dohman Co.; and are featured in Amway Corporation's Personal Shopper catalog. In 1997, sales of the Company's family planning products to Boehringer Mannheim and CVS were each greater than 10% of TCPI's total product sales.

                                    Page - 4

     Statements regarding future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible recommendations of health care professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Some of the factors that may cause actual future events to differ from those predicted or assumed include: future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and affects of changes in regulation; the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with growth and expansion; risks associated with obtaining patents and other protections on intellectual property; uncertainties in availability of expansion capital in the future and other risks associated with capital markets. The Company may determine to discontinue or delay the development of any or all of its products under development at any time.

STRATEGY

     TCPI's objective is to continue to build a fully integrated research and development, manufacturing, marketing and distribution organization capable of providing the medical diagnostic and drug delivery markets with products that offer accuracy, efficacy, ease of use and reduced costs. In order to accomplish this objective, the Company has developed the following strategy:

     PROVIDE ACCURATE, EASY TO USE AND COST EFFECTIVE PRODUCTS. The Company has developed and is continuing to develop and market accurate, easy to use and cost-effective medical diagnostic products that provide disease-specific information to health care providers and patients. In addition, the Company is developing transdermal drug delivery products that are intended to offer a high degree of efficacy, convenience and economy. The Company believes that its business approach is consistent with current trends to reduce the overall cost of health care by providing high quality, value-added health care products that offer an improved benefit to cost ratio over competitive products, where they exist.

     PROVIDE A BROAD RANGE OF PRODUCTS. The Company has developed and is continuing to develop and market a broad range of medical diagnostic and transdermal drug delivery products. The Company believes that a diversified product base can increase potential business opportunities, provide a stream of new product introductions over time and reduce the risks associated with reliance on a single product or technology.

     FOCUS ON LARGE MARKET OPPORTUNITIES. The Company concentrates its development efforts on large existing markets in which the Company believes there could be significant demand for its products. Industry estimates of the Company's target markets in 1997 were: glucose monitoring -- $2 - $3 billion worldwide; cholesterol monitoring in the U.S. has potential annual revenues of $250 million; worldwide sales of family planning products in 1995 were in excess of $550 million; and transdermal patch products are over $2.5 billion worldwide.

                                    Page - 5

     ENTER INTO STRATEGIC ALLIANCES. Although TCPI intends to expand direct distribution of certain of its medical diagnostic products, the Company also intends to enter into strategic alliances with large multinational medical diagnostic and pharmaceutical companies for the marketing of many of its medical diagnostic products. Because these companies have significantly greater financial, marketing and other resources than the Company, they are able to market TCPI's products through a broader range of distribution channels. With respect to the development and commercialization of the Company's transdermal and skin permeation products, TCPI's strategy is to enter into strategic alliances with third parties that can, in some cases, fund all or a portion of product development costs, participate in clinical testing, obtain regulatory approvals and market the product. In an effort to exercise control over the quality of its products and capture a larger portion of the revenues therefrom, the Company will seek to retain manufacturing rights to products developed under such strategic alliances. In some cases, the Company will fund development of products requiring an Abbreviated New Drug Application ("ANDA") approval and which can be sold over-the-counter through the Company's wholly-owned subsidiary, Health-Mark Diagnostics, L.L.C.

     EXPAND DIRECT DISTRIBUTION. The Company intends to continue to expand direct distribution of its medical diagnostic products in order to generate greater revenues and profit margins from sales of these products. TCPI entered the over-the-counter market in 1996 when it began directly distributing its private label pregnancy and ovulation tests to drug, discount and supermarket chains in the U.S. and Canada. This strategy continued in 1997, when the Company launched HealthCheck, its own over-the-counter medical diagnostic testing products, to chain and independent pharmacies, supermarkets and discount retailers.

     The Company's most significant products in various stages of development include:

NON-INVASIVE GLUCOSE MONITORING

     THE PRODUCT. TCPI has completed development of its non-invasive TD Glucose Monitoring System for diabetics to test their glucose levels without the discomfort and inconvenience associated with available finger stick blood glucose monitoring systems.

     The TD Glucose Monitoring System is completely non-invasive, non-toxic and safe. It uses a dermal transport system in the form of patch designed to provide diabetics with a painless, bloodless, easy to use and rapid method to monitor their glucose levels. TCPI's non-invasive monitoring system combines proprietary patent-pending transdermal technology with the Company's patented membrane-based diagnostic technology. Together, these technologies access the interstitial fluid (the "ISF") present in the outer layer of skin, draw glucose from the ISF into the patch where it makes contact with the membrane causing a chemical reaction and color change of the membrane. This is accomplished while the TD Glucose Patch has been in place on the forearm for approximately five minutes. A small electronic reflectance meter, equipped with special optics, is held up to the patch where it detects the membrane color change and provides an instant glucose reading. The single-use patch is then removed and easily disposed of.

     During the past three years, the Company has conducted pre-clinical testing of its TD Glucose Monitoring System, the results of which have correlated with finger stick blood glucose monitoring tests, reinforcing the technical feasibility of TCPI's non-invasive product. The Company is presently involved in its registration studies to obtain required correlation data between ISF glucose and venous blood glucose and expects these activities to be substantially completed during the first half of 1998. The registration studies are being conducted at several undisclosed large diabetic clinics under the supervision of independent investigators. During these studies, the Company anticipates testing the glucose level of approximately 3,000 people with diabetes with its TD Glucose Monitoring System and obtaining venous blood samples from each patient for corresponding laboratory analysis. The purpose of collecting correlation data is to attempt to develop algorithms, or complex mathematical formulas, which could allow the TD Glucose meter to display glucose levels equivalent to venous blood glucose. There can be no assurance the registration and correlation studies will be successful or produce data suitable for submission to the FDA.

                                    Page - 6

     Upon completion of the registration studies, the Company will submit its clinical data to the FDA for review as soon as possible thereafter. Based on discussions with the FDA and prior acceptance of TCPI's protocol to conduct its Clinical Trials, which was acknowledged without review, the Company believes its TD Glucose Monitoring System is eligible for the expedited 510(k) clearance process. There can be no assurances that the FDA will consider the TD Glucose Monitoring System for 510(k) clearance, expedited or otherwise, or if considered, that the TD Glucose Monitoring System will receive 510(k) clearance.

     BLOOD GLUCOSE MONITORING MARKET. Diabetes is a chronic disease in which the body does not produce the protein insulin. Insulin permits metabolized sugar, starches and other food energy (glucose) to transfer via osmosis from the ISF into the cells. Without insulin, the cells are unable to receive nutrition. ISF is an extra-cellular fluid that is prevalent throughout the body, including the skin. Scientific research indicates that ISF glucose levels correlate closely with blood glucose levels. At present, there is no cure for diabetes and the exact cause is unknown, although such factors as heredity, obesity and lack of exercise appear to play roles. Type I (or juvenile) diabetes, the most severe form of the disease, comprises approximately 10% of diabetes cases in the United States and requires daily treatment with insulin to sustain life. Type II (or adult onset) diabetes comprises the other 90% of diabetes cases in the United States and is usually managed by diet and exercise, but may require treatment with insulin or other medication.

     Diabetes is the fourth leading cause of death by disease in the U.S. with about 625,000 new cases diagnosed each year. Medical costs in the U.S. for the treatment of diabetes and diabetes related conditions are approximately $100 billion annually. Worldwide there are in excess of 110 million people with diabetes - of which approximately 16 million are in the United States -- and only 18 million regularly monitor their glucose levels. The worldwide market for finger stick glucose monitoring products is presently $2 - $3 billion per year and is projected to reach the $5 billion mark by the year 2000.

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

     In July 1993, The New England Journal of Medicine published the results of the Diabetes Control and Complications Trial (the "DCCT"), a major nine-year clinical trial sponsored by the National Institutes of Health (the "NIH"). Participants in the DCCT were assigned to either intensive or conventional therapy groups. Conventional therapy involved testing four times a day, with at least three injections of insulin and making appropriate modifications to diet and exercise while injecting insulin in accordance with blood glucose levels. Each therapy group contained people with no significant complications as well as people with mild complications. The study demonstrated that maintaining blood glucose levels as close as possible to normal reduces by approximately 60% the risk for development and progression of certain diabetes complications. Although the DCCT included only people

                                    Page - 7
with Type I diabetes, the ADA has stated that there is no reason to believe the effects of better control of blood glucose levels would not apply to people with Type II diabetes. The results of the study were so compelling that the study was terminated, earlier than planned, because those conducting the study felt that to continue conventional treatment for the control group would deprive its participants of the benefits of the study's findings. Because the intensive therapy that the DCCT study recommends involves testing at least four times a day, the Company believes that DCCT will increase awareness among people with diabetes of the benefits of frequent testing and will be a key factor in changing diabetes management in the coming decade. Moreover, various publications related to diabetes have recommended testing six to eight times a day. Based on various studies, including a survey by the NIH, the Company believes that people with diabetes, on average, test their blood glucose levels less than once per day. The Company believes that such patient non-compliance is due, in part, to the pain and inconvenience associated with the use of conventional finger stick blood glucose monitoring systems. The TD Glucose System has been designed by the Company to address the need for a convenient, blood-free, pain-free self-monitoring blood glucose system.

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

CHOLESTEROL MONITORING

     THE PRODUCTS. TCPI plans to introduce several cholesterol screening and monitoring products in 1998 that can be used by healthcare professionals as well as patients at home. Consumers will be able to screen for total cholesterol and HDL (good) cholesterol with (i) the HealthCheck visual-read Total Cholesterol Test Strips and (ii) visual-read HDL Cholesterol Test Strips. Healthcare professionals will have the option of using the visual products for initial screening or using (iii) a quantitative system consisting of a hand-held meter and strips for Total and HDL Cholesterol. The HealthCheck Total and HDL Cholesterol Test Strips utilize the Company's patented and proprietary

                                    Page - 8
membrane-based technology and produce a color reaction in response to Total or HDL cholesterol using a small, unmeasured drop of blood.

     Typically, a lancet is used to collect a drop of blood from a finger and is placed on the Test Strip. During the approximate three-minute reaction time a blue-green color is produced on the strip. The shade of color produced is related to the amount of Total or HDL cholesterol in the blood. The kit includes 2 strips, lancets, alcohol wipes and a corresponding color chart.

     With the meter-read versions of the Total and HDL Cholesterol Test Strips, a hand held, battery operated Meter measures the final color and provides a quantitative digital readout of the result. The System will offer several advantages over the leading finger stick cholesterol monitoring system which include (i) the cost to the physician will be less than $2 per test, which is significantly below present reimbursement amounts, (ii) at less than 25 microliters, it will require less blood, thereby permitting the use of a smaller lancet that clinical trials demonstrated was less painful; (iii) results in less than three minutes; (iv) the acquisition cost of the meter, expected to be less than $150, is very favorable to comparable products that cost up to $1,500; (v) the system will be as accurate as measurements preformed in a clinical laboratory; and (vi) initially expected to be the only System which also measures HDL (good) cholesterol.

     The Company's Total and HDL Cholesterol System overcomes the disadvantages of laboratory testing by offering the health care provider and patient a quick and easy-to-use method of testing for cholesterol in the physician's office, clinic, pharmacy or other location. With an immediate result, the healthcare provider is able to counsel the patient and begin treatment, eliminating the need for a follow up visit. The Company's test eliminates the costs and delays associated with utilizing laboratories, including those associated with specimen collection, preservation, transportation, processing and reporting results. Clinical trials comparing the HealthCheck System to conventional laboratory testing demonstrated reproducibility with a coefficient of variation of less than 5%. This means that tests done on the same blood at different times and/or at different laboratories correlate within 95% of each other. This coefficient is within the range recommended by the NIH, the National Committee on Clinical Laboratory Standards and the College of American Pathologists. The Company views physician offices, clinics, patient bedsides, emergency rooms and other point-of-care sites, as well as the consumer retail market for at-home self-tests, as the primary markets for this product.

     In April 1997, the Company introduced its HealthCheck line of over-the-counter testing and screening products for at-home use by consumers, which included its visually read CholestoChek(TM) Total cholesterol screening test. TCPI expects to complete the clinical and regulatory actions necessary to have its visually read HDL Cholesterol Test Strips and its Total and HDL
Cholesterol Meter products enter the respective consumer and professional marketplaces later this year. In February 1998, the Company suspended domestic retail sales and voluntarily recalled its over-the-counter CholestoChek Total cholesterol screening test. However, the CholestoChek Total cholesterol monitoring test remains available to the professional sector. This action stemmed from advice from the FDA about regulatory clearance. In 1988, a predecessor company of TCPI was granted 510(k) regulatory clearance to market its Total cholesterol testing product. The Company believed that the clearance was for both professional and over-the-counter use. As a reformulated and updated Total cholesterol test was already in clinical trials -- and a separate HDL cholesterol test already in development -- TCPI elected to take voluntary action to resolve this regulatory issue. This procedural matter relates only to this particular product. There is no material financial impact on the Company, nor does this affect any of TCPI's other products already on the market or in various stages of development.

     MARKETING. The Company has held discussions with one international medical diagnostic and pharmaceutical company, and has been approached by several other such companies, regarding a possible collaboration in the marketing and distribution of the HealthCheck Total/HDL Cholesterol Meter and strips. There can be no assurance, however, that a definitive arrangement will be reached with any such companies.

     CHOLESTEROL MONITORING MARKET. In response to evidence linking high total cholesterol levels to heart disease, the NIH launched the National Cholesterol Education Program (the "NCEP"), a nationwide effort to reduce the prevalence of

                                    Page - 9
high blood cholesterol. In 1988, the NCEP issued guidelines for the testing of all adults over 20 years of age for high blood cholesterol, and more extensive lipid monitoring and treatment for those found to be in high risk categories. In 1991, testing guidelines were expanded to include children over the age of two with a family history of high blood cholesterol or coronary heart disease.

     Starting in 1987, when an NIH expert panel in a draft statement recommended that the HDL measurement be added to the total cholesterol measurement when evaluating coronary heart disease risk in healthy individuals, and that a lipid profile, consisting of total cholesterol, HDL cholesterol and triglycerides, be conducted under certain circumstances, including the diagnosis of individuals who have increased total cholesterol levels, or individuals with desirable total cholesterol levels who have two or more other coronary heart disease risk factors. Three lipid profiles, each to be conducted one week apart, were also recommended prior to initiating drug or dietary therapy for patients with lipid disorders. Following the NCEP and the NIH guidelines, individuals with desirable total cholesterol levels should have their cholesterol tested every five years; individuals with borderline high total cholesterol should have a lipid screening repeated annually; and, as noted above, those with high total cholesterol should have at least three lipid profiles conducted to confirm their values and to help their physician decide what therapy, if any, should be instituted. Individuals receiving diet or drug therapy would be expected to be tested at least every three months to track the effectiveness of the therapy. While early federal initiatives focused on males and coronary disease, recent initiatives emphasize the incidence of coronary artery disease in women.

     According to industry research conducted by Frost and Sullivan, the U.S. market for home cholesterol testing products, which is currently in the introductory stage of market development, has potential revenues of $250 million. Coronary Artery Disease (CAD) is still the number one cause of death in the U.S. The disease is typically asymptomatic with the first indicator being a heart attack. Routine cholesterol screening can identify individuals at risk.

     EXISTING CHOLESTEROL MONITORING SYSTEMS. Cholesterol and lipoprotein tests are generally performed in the laboratory using blood samples taken from patients in a hospital on an outpatient basis or in a doctor's office. Most testing is done using highly automated equipment and enzymatic chemistry. The typical price for such a test when performed by a laboratory may be as high as $40 or more, however, the laboratory may offer a panel of tests (lipid profile) for the same amount, thereby reducing the cost per test performed. In comparison, the cost to the physician for the Company's product is less than $2 per test. The main disadvantage of the existing systems is the lack of immediate results. There are currently several point-of-care cholesterol monitoring systems that are either more expensive, lack accuracy, or have a high acquisition cost.

HEALTHCHECK(TM)

     In order to capitalize on the growth in the market for over-the-counter medical diagnostic products, in 1997, the Company introduced its family of at home medical diagnostic testing products to drug, discount and supermarket chains under its HealthCheck brand name.

     The HealthCheck line consists of 14 at-home testing and screening products for cholesterol, diabetes, urinary tract infection, pregnancy, ovulation, skin cancer, deteriorating vision and a series of health journals for use by consumers. The Company has distinguished HealthCheck from other similar products by its packaging and labeling and by selling its products primarily through colorful "HealthCheck Center" point-of-sale displays. Each display holds a variety of medical diagnostic test products. Launched during the second quarter of 1997, more than 38 chain and independent pharmacies have placed orders for HealthCheck products -- providing the Company with greater than 30% market penetration of the approximately 60,000 pharmacies in the United States since initial market introduction. Industry sources estimate that the at-home diagnostic marketplace in the U.S. was more than $1.23 billion in 1996 and is projected to exceed $3 billion by the year 2002.

     The Company believes that simple-to-use products with the ability to perform accurate, quantitative tests without an instrument will continue to create new market opportunities for home health screening and monitoring. One of the Company's approaches for competing in this market is to produce improvements to existing products at-home and other point-of-care testing, where possible.

                                   Page - 10

Growth in the medical diagnostic test market is being experienced as health care providers and third party payors recognize that regular diagnostic testing can result in earlier detection of disease, more accurate diagnosis and more effective treatment as individuals become more involved with their own health.

     The Company's  strategy is to capitalize on the initial  success created by the HealthCheck product launch to further expand domestically and internationally. This will be achieved by greater penetration of the retail pharmacy, supermarket, mass merchandise and drug wholesale distribution channels with a comprehensive family of at-home testing products displayed in a centralized diagnostic center that offers cost effective pricing to the consumer and higher than average profit margin for the retailer.

     At present, the Company's HealthCheck products have been ordered by such leading pharmacies as Walgreen Drug Stores, Eckerd Corp., CVS/Revco, Rite Aid, Thrift Drug, Phar-Mor, Genovese Drug Stores, Longs Drug Stores, Smiths Food & Drug, Osco Drug, Sav-On Stores, Snyder Drug, Kinney Drugs, Harco Drug; leading supermarkets such as Kroger, Thriftway Foods, Seaway Foods and Ukrop's Super Markets; and leading drug wholesale distributors McKesson Corp., AmeriSource Health Corp., Bergen Brunswig Drug Company, Bindley Western Industries, Neuman Distributors, KinRay, Allou Distributors, and F. Dohman Co., among others.

     The successful launch of the Company's HealthCheck products was accomplished using internal sales efforts and a network of independent broker organizations, each with geographic responsibility for the chains headquartered in their respective territories to create awareness of this product line as well as generate initial and reorder sales. Trade advertising and promotional initiatives were employed to support these sales activities. In the fourth quarter of 1997, consumers were introduced to the HealthCheck brand via a six-week national radio advertising campaign in which 300 radio commercials aired on top-rated nationally syndicated programs such as the Rush Limbaugh Show, Dr. Dean Edell Show, Dr. Laura Schlessinger Show, Gary Burbank Show, Michael Reagan Show, Bob Grant Show, Dr. Joyce Browne Show, Country Heartlines and One-On-One Sports. These commercials were expected to reach approximately 175 million adults age 35 and older. The Company expects to continue to implement various consumer and trade marketing programs and direct sales initiatives.

OTHER MEDICAL DIAGNOSTIC AND RELATED PRODUCTS

     OVERVIEW. The Company has developed in vitro medical diagnostic tests which measure clinically significant substances using bodily fluids, usually blood, urine or saliva. These tests are termed in vitro because they are performed outside the human body as opposed to in vivo tests, which are performed directly on or within the human body. The Company's patented and proprietary membrane-based technology is particularly well suited for the development of accurate economical and rapid in vitro diagnostic tests. This technology allows a test to automatically eliminate interfering substances, concentrate components, sequentially perform selected chemical steps and accurately determine sample sizes, all without user involvement.

     The market for in vitro diagnostic testing has experienced rapid growth due to growing public awareness of health and safety issues; recognition by physicians that regular diagnostic testing can result in earlier detection, diagnosis and effective treatment; increased alcohol and drug related screening by employers; and the introduction of cost-effective and accurate products.
According to industry sources, the total worldwide market for in vitro diagnostic testing products was approximately $15.3 billion in 1995 and estimated to exceed $21 billion by the year 2000.

     Point-of-care diagnostic testing provides a fast, cost-effective and accurate alternative to conventional clinical laboratory testing. Currently, the majority of diagnostic testing is done in centralized laboratories which involves skilled technicians who must measure and process a specimen, add reagents and use sophisticated instruments to read and calculate the results (which are typically not available for 24 to 72 hours). In contrast, point-of-care testing in clinics, physician offices, homes, patient bedsides and emergency rooms permits the user to obtain quantitative results, usually within minutes, thus allowing for immediate interpretation of test results. Point-of-care testing also eliminates the time and cost associated with utilizing remotely located laboratories. The Company expects the point-of-care

                                   Page - 11
diagnostic   testing   industry  to  continue  to  grow,   creating  new  market
opportunities for the Company.

     PRODUCTS. The Company's existing medical diagnostic products and those currently under development generally fall within the following categories:

     GLUCOSE MONITORING. In addition to the Company's TD Glucose Monitoring System, TCPI has received 510(k) clearance of its One Step Blood Glucose Test Strip for visual monitoring. This product is a conventional finger stick test, the results of which are available to be read visually against a patented color chart within one minute of administering the test. The Company believes that there are many applications for this device in underdeveloped and third world countries where government insurance or reimbursement is non-existent. This system can also be used with the Company's One Step Blood Glucose Meter. In addition, the Company's One Step Urine Glucose Test Strip is already on the market among the HealthCheck family of at-home diagnostic products available for consumer use. See "Business - Non-Invasive Transdermal Glucose Monitoring -- Blood Glucose Monitoring Market" for information regarding the potential market for blood glucose monitoring products.

     FAMILY PLANNING. The Company currently distributes several One Step Pregnancy and One Step Ovulation Tests. These products are sold as finished shelf packages in the OEM marketplace to major multinational pharmaceutical and diagnostic companies as well as under the Company's HealthCheck brand and PDQ label. The Company also sells its pregnancy tests under approximately 64 different private labels -- which include retail distribution by the Company and under contracts with major pharmaceutical and diagnostic companies. According to industry sources, worldwide sales of pregnancy and ovulation tests in 1995 were approximately $550 million and $40 million, respectively.

     The Company's pregnancy and ovulation tests are characterized by their accuracy and ease of use. The strip format of these tests, which provide the same sensitivity as a radioimmunoassay ("RIA") test, are immersed in urine providing a distinct visual reaction. The slide format of these tests is for large volume clinics and require the addition of four drops of urine to the device. The One Step Pregnancy Midstream Wand requires only a momentary dip into urine or may be conveniently held under the urine stream. In February 1997, the Company announced the market introduction of its new One Step-One MinuteTM pregnancy test. This product provides consumers with an easy to ready result in one minute which is three times faster than most competing and national brands promise, and results are greater than 99 percent accurate in laboratory tests. All tests have built-in controls to insure functionality and may be easily disposed of, or allowed to dry to provide a permanent record of results.

     The Company has had a non-exclusive worldwide marketing and distribution agreement with Boehringer Mannheim for its family planning diagnostic products since 1992. In February 1998, the Company announced a new agreement with Boehringer Mannheim for more than $5 million per year of the Company's finished and packaged family planning products, which will be directly supplied to Boehringer Mannheim distributors. During 1997, the Company's wholly-owned subsidiary, Health-Mark Diagnostics, L.L.C., continued to market and distribute the Company's private label family planning products in the United States and Canada to drug, discount and supermarket chains. It also launched the HealthCheck version of the Company's pregnancy and ovulation tests.

     DRUGS OF ABUSE SCREENING. The Company has developed diagnostic tests for the screening of various drugs of abuse. The products are initial drug screens that use the Company's membrane-based strip immunoassay format technology designed to detect the presence of a particular drug or a metabolite of a particular drug being tested for in either human urine or in saliva. The Company is also developing a single strip that can be used to screen for multiple drugs from one sample. The results of these tests are available within minutes of administering the test and eliminate the need for the taking of a urine or blood sample and delivering the sample to a laboratory for analysis.

     The Company's drug screening tests meet the criteria specified by the National Institute on Drug Abuse (the "NIDA") for initial screening of drugs of abuse. They are designed to detect the presence or absence of the substance being screened at or above the NIDA prescribed minimum quantity for positive responses to initial drug screening. No special training is required to perform the Company's drug screening tests. These tests operate automatically requiring

                                   Page - 12
no reagents, other substances or additional equipment. The tests provide on-site results within five minutes and the used products can be disposed of without special handling. The Company believes that the use of its drug screening tests may be helpful in narrowing the scope of situations in which significantly more expensive laboratory tests are used by quickly eliminating negative test results, thereby further reducing costs for the testing entity.

     The Company has an exclusive agreement with Boehringer Mannheim Argentina ("BMRA") for marketing and distribution in Latin America of TCPI's drugs of abuse screening products, as well as its diagnostic products for infectious diseases and certain types of cancer.

     INFECTIOUS DISEASE SCREENING. The Company has developed the following products for the screening of infectious diseases:

     HUMAN IMMUNODEFICIENCY VIRUS (HIV). The Company has developed a simple, accurate, rapid, convenient and easy to read screening test for the Human Immunodeficiency Virus ("HIV"), the causative agent of Acquired Immunodeficiency Disease Syndrome ("AIDS"). The Company intends to market this test internationally until such time as favorable regulatory clearance is likely for marketing in the U.S. of a point-of-care and/or at-home screening test of this type. The Company's RapidTest HIV(TM) Screen is included in an agreement with Boehringer Mannheim Argentina to market and distribute certain of the Company's diagnostic products for infectious diseases, drugs of abuse and certain cancer screens throughout Latin America. Industry sources currently indicate that 21 million people worldwide have tested positive for HIV and about 7,500 new cases are diagnosed each day. In addition, approximately 300 million HIV tests are performed annually worldwide with more than one-third of them occurring in the U.S. alone.

     The Company's RapidTest HIV Screen is a membrane-based solid phase assay that can provide a permanent on-site result in approximately five minutes with serum, plasma, or saliva. The results of a clinical trial evaluation using human serum and comparing the Company's RapidTest HIV Screen to enzyme immunoassay and western blot were published in 1995 in the proceedings of the American Society for Microbiology. This study reported that the RapidTest HIV Screen provided 100% sensitivity, 98.07% specificity, 95.13% positive predicative value and 100% negative predicative value in a total of 499 serum samples. The RapidTest HIV Screen was also evaluated and met the criteria of efficacy required by the Program for Appropriate Technology in Health of the World Health Organization (the "WHO"). Using plasma, this evaluation provided a 99.5% sensitivity rating and a 99.3% specificity on a total of 457 specimens. A separate clinical trial evaluation using human saliva, collected in the Company's new Sani SalTM saliva collector, and comparing the Company's RapidTest HIV Screen to enzyme immunoassay and western blot was concluded in March 1997. This study reported that the RapidTest HIV Screen provided 100% sensitivity and specificity. There were no false positives or false negatives. The predicative positive value was 100% in a total of 1,316 saliva samples. The RapidTest HIV Screen was also evaluated and met the criteria of efficacy required by the Program for Appropriate Technology in Health of the WHO.

     HEPATITIS. The Company has developed a qualitative screening test for Hepatitis B that can be used with either a serum or saliva sample. More than 50 million hepatitis tests are done each year, with the greatest number being for Hepatitis B. According to industry sources, an estimated 400 million people worldwide have been infected with Hepatitis B, including as many as 1.25 million chronically infected Americans. The incidence rate in the U.S. is as high as 320,000 new infections per year. The estimated global healthcare and workplace impact of Hepatitis B is approximately $700 million per year.

     A correlation study was conducted against a reference RIA test which indicated that the Company's Hepatitis B screening test had a sensitivity of 100%, specificity of 99.4% and a correlation of 99.6% to the reference RIA assay. The Company's Hepatitis B screening test was also evaluated and met the criteria of efficacy required by the WHO. The Company expects to market its Hepatitis B screening test outside of the United States.

     STREP A AND STREP B. The Company's One Step Strep Screens incorporate immunoassay reagents that contain highly specific and sensitive antibodies to detect the presence of the A beta-hemolytic Streptococcus ("Strep A") and B beta-hemolytic Streptococcus ("Strep B") antigen, respectively. Using a swab

                                   Page - 13
sample, these tests can accurately detect the presence of Strep A or Strep B within five to 15 minutes. Traditional methods of detecting Strep A and Strep B typically require 24 to 48 hour culturing of swab specimens. Each of the Company's Strep screens is a presumptive test, which allows for immediate counseling and treatment of infected patients, and is intended for use in physician offices, hospital laboratories and clinics. The Company recently began distribution of its new Strep A screening product through a major pharmaceutical and diagnostics company for placement in the physician office marketplace. In addition, TCPI expects that its Strep A screening test will be added to the Company's products currently available for distribution under the new February 1998 marketing and distribution agreement with Boehringer Mannheim. See - "Business - Other Medical Diagnostic and Related Products - Family Planning".

     CHLAMYDIA. The Company's One Step Chlamydia Screen detects the presence of Chlamydia trachomatous directly from endocervical or endourethral swab specimens. It is a presumptive test, which allows for immediate counseling and treatment of infected patients, but which may also be confirmed through more extensive microbiological testing, and is intended for use in physician offices, hospital laboratories and clinics. Chlamydia is the most common sexually transmitted disease caused by a bacteria. Approximately 50 million new infections occur annually worldwide, including about four million new infections annually in the United States. Industry sources estimate that the worldwide Chlamydia testing market is approximately $46 million per year, with about 45% from testing in the U.S.

     HELICOBACTER PYLORI. The Company has developed a membrane-based strip test for Helicobacter pylori ("H. pylori") that qualitatively determines antibodies to H. pylori in human serum, plasma or whole blood. H. pylori is a stomach bacterium which is believed to cause, among other things, peptic ulcers and gastric disorders. It is believed that between 20% and 40% of the adult population in the U.S. harbors H. pylori. Infection is also associated with increasing age and H. pylori is thought to be present in over 60% of Americans over the age of 65.

     CARDIAC TROPONIN I AND MYOGLOBIN. Coronary events result in 1.5 million reported cases of acute myocardial infarction ("MI") annually in the United States, accounting for approximately 500,000 deaths. Currently diagnosing a MI in the field has carried a high life-and-death risk during the rush to the hospital. The Company has developed a test that can be performed during the transport of the patient to the Emergency Room, allowing appropriate treatment to be initiated much earlier than in the past. Advancement in the treatment of MI has increased the 30-day survival rate to approximately 90% today. The Company's sensitive immunoassay of the cardiac isoform of Troponin I (cTnI) provides an effective cardiac specific serum marker for MI.

     In addition, Myoglobin tests have been successfully used in conjunction with CK-MB and with Troponin I immunoassays to both confirm and exclude MI in patients being admitted to a hospital with chest pains and non-diagnostic ECGs. Myoglobin's role in the diagnosis of MI is becoming better defined and the Company believes that its simple and rapid assay will further enhance the usefulness of the Troponin I test.

     LUPUS. Systemic Lupus Erythematosus (Lupus) is a chronic, often fatal disease, manifested by inflammation of multiple organs, including joints, skin, kidneys, heart, blood, blood vessels and the brain. There are more than 2.5 million diagnosed Lupus suffers in the United States and 3.5 million in Europe who might benefit from a simple, daily, inexpensive diagnostic test for Lupus.

     In 1996, the Company signed a definitive 15-year agreement with the University of Kansas to use the university's patented synthetic antigen technology for identifying Lupus to develop a point-of-care diagnostic test for the disease. The Company has been granted the exclusive, worldwide license for this technology and has developed a rapid, one-step test to identify Lupus antibodies present in the urine of individuals with the disease. This technology currently has two U.S. patents issued.

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

                                   Page - 14

     SALIVA  SAMPLE  COLLECTOR.   The  Company's  Sani  Sal(TM)Saliva  Collector
provides a saliva sample which contains low molecular-weight compounds, hormones, enzymes and proteins in levels that are representative of levels at which they are present in serum or plasma.

     The Sani Sal Saliva Collector is intended for use with certain of the Company's drugs of abuse and infectious disease screening tests. The target market for the Sani Sal Saliva Collector will be physician offices, life insurance companies, community outreach programs, immigration centers, the military, customs, foreign governments and correctional institutions. See "Business - Litigation" for a description of a lawsuit brought against the Company regarding its saliva collection technology.

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

     FECAL OCCULT BLOOD. The Company's One Step Fecal Occult Blood Test(R) is a rapid, convenient, touch free and odorless qualitative sandwich dye conjugate immunoassay for the determination of human hemoglobin in feces.

     The following table sets forth information relating to the Company's existing diagnostic products and those currently under development. The data included in this table is qualified in its entirety to the more detailed information relating thereto included elsewhere in this report.



                                   Page - 15


------------------------------------------------------------------------------------------------------------------------------------
                                                                                     PRODUCT                           MARKET
                                                                                     STATUS                            SECTOR
                                                                 ------------------------------------------  -----------------------
                                                                 ------------------------------------------  -----------------------
                   DIAGNOSTIC PRODUCT PORTFOLIO                  In        Pre-               Regul- On       O-T-C   O-T-C    OEM
                                                                 Develop-  Clinical  Clinical atory  The      Health  Private
                                                                 ment      Stage     Trials   Clear- Market   Check   Label
                                                                                              ance
-----------------------------------------------------------------------------------------------------------  -----------------------

GLUCOSE MONITORING:
-----------------------------------------------------------------------------------------------------------  -----------------------
TD Glucose(TM) Monitoring System                                   o          o                                                  X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Whole Blood Glucose Test Strip(TM)                        o          o        o       o       o       X                 X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Whole Blood Glucose Meter                                 o          o        o                                         X
-----------------------------------------------------------------------------------------------------------  -----------------------
Uri-Test(TM)Glucose Test Strip                                     o          o        o       o       o       X                 X
-----------------------------------------------------------------------------------------------------------  -----------------------

CHOLESTEROL MONITORING:
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Cholesterol Meter                                         o          o                                X                 X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Total Cholesterol Strip (meter)                           o          o                                X                 X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step HDL Cholesterol Strip (meter)                             o          o                                X                 X
-----------------------------------------------------------------------------------------------------------  -----------------------
Total Cholesterol Test Kit (visual/professional)                   o          o        o       o       o
-----------------------------------------------------------------------------------------------------------  -----------------------

AT HOME SCREENING AND MONITORING TESTS:
-----------------------------------------------------------------------------------------------------------  -----------------------
Total Cholesterol Test  Kit  (visual)                              o          o        o                       X                 X
-----------------------------------------------------------------------------------------------------------  -----------------------
HDL Cholesterol Test Kit (visual)                                  o          o                                X                 X
-----------------------------------------------------------------------------------------------------------  -----------------------
Uri-Test(TM)Urinary Tract Infection Test Kit                       o          o        o       o       o       X                 X
-----------------------------------------------------------------------------------------------------------  -----------------------
Uri-Test(TM)Diabetes Test Kit                                      o          o        o       o       o       X                 X
-----------------------------------------------------------------------------------------------------------  -----------------------
Uri-Test(TM)Protein Test Kit                                       o          o        o       o               X                 X
-----------------------------------------------------------------------------------------------------------  -----------------------
HealthCheck(TM)Vision Screening Test                               o          o        o       o       o       X
-----------------------------------------------------------------------------------------------------------  -----------------------
HealthCheck(TM)Skin Growth Monitoring System                       o          o        o       o       o       X
-----------------------------------------------------------------------------------------------------------  -----------------------

FERTILITY TESTING PRODUCTS:
-----------------------------------------------------------------------------------------------------------  -----------------------
Pregnancy Test: Midstream Wand                                     o          o        o       o       o       X       X         X
-----------------------------------------------------------------------------------------------------------  -----------------------
Pregnancy Test: Midstream Wand Double-Pack                         o          o        o       o       o       X       X         X
-----------------------------------------------------------------------------------------------------------  -----------------------
Pregnancy Value Pack: hCG Test Strip Double-Pack                   o          o        o       o       o       X       X         X
-----------------------------------------------------------------------------------------------------------  -----------------------
Ovulation Predictor Test Kit                                       o          o        o       o       o       X       X         X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step One Minute(TM)Pregnancy Test: Midstream Wand              o          o        o       o       o       X       X
-----------------------------------------------------------------------------------------------------------  -----------------------
Ovulation Midstream Wand                                           o          o        o       o               X       X         X
-----------------------------------------------------------------------------------------------------------  -----------------------
Pregnancy test strips, vial configurations                         o          o        o       o       o                         X
-----------------------------------------------------------------------------------------------------------  -----------------------

                                   Page - 16

-----------------------------------------------------------------------------------------------------------  -----------------------

PERSONAL HEALTH JOURNALS:
-----------------------------------------------------------------------------------------------------------  -----------------------
Men's Journal                                                      o          o        o        o       o       X
-----------------------------------------------------------------------------------------------------------  -----------------------
Woman's Journal                                                    o          o        o        o       o       X
-----------------------------------------------------------------------------------------------------------  -----------------------
Senior's Journal                                                   o          o        o        o       o       X
-----------------------------------------------------------------------------------------------------------  -----------------------
My Pregnancy Journal                                               o          o        o        o       o       X
-----------------------------------------------------------------------------------------------------------  -----------------------
All About Me Children's Journal                                    o          o        o        o       o       X
-----------------------------------------------------------------------------------------------------------  -----------------------

DRUGS OF ABUSE SCREENING:
-----------------------------------------------------------------------------------------------------------  ----------------------
One Step Cocaine Test Strip(TM)                                    o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Opiate Test Strip(TM)                                     o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Amphetamine Test Strip(TM)**                              o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Methamphetamine Test Strip(TM)                            o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Phencyclidine (PCP) Test Strip(TM)**                      o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Benzodiazepine Test Strip(TM)**                           o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Canabinoids (THC) Test Strip(TM)                          o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Methadone Test Strip(TM)**                                o          o        o                                         X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Barbiturates Test Strip(TM)                               o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
Drugs of Abuse Panel Tests: (2,4,6 test panels)                    o          o        o                                         X
-----------------------------------------------------------------------------------------------------------  -----------------------

INFECTIOUS DISEASE SCREENING:
-----------------------------------------------------------------------------------------------------------  -----------------------
RapidTest HIV(TM)Screen  **                                        o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
RapidTest HBsAg(TM)Screen (Hepatitis B) **                         o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Strep A(TM)Screen                                         o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Strep B(TM)Screen                                         o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
RapidTest Chlamydia(TM)Screen  **                                  o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
RapidTest H. pylori(TM)Screen                                      o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------

SALIVA SAMPLE COLLECTOR:
-----------------------------------------------------------------------------------------------------------  -----------------------
Sani-Sal(TM) Saliva Collector                                      o          o        o                                         X
-----------------------------------------------------------------------------------------------------------  -----------------------

CARDIAC MARKERS:
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Cardiac Troponin I Test                                   o          o                                                  X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Myoglobin                                                 o                                                             X
-----------------------------------------------------------------------------------------------------------  -----------------------

CANCER SCREENS:
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step PSA Test **                                               o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Alphafetoprotein Test  **                                 o          o                                                  X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step LE Test (Lupus)                                           o                                                             X
-----------------------------------------------------------------------------------------------------------  -----------------------
One Step Fecal Occult Blood Test(R)                                o          o        o        o               X
-----------------------------------------------------------------------------------------------------------  -----------------------

URINALYSIS:
-----------------------------------------------------------------------------------------------------------  -----------------------
Routine Urine Screening                                            o          o        o        o       o                        X
-----------------------------------------------------------------------------------------------------------  -----------------------
Urine Specialty Product                                            o                                                             X
-----------------------------------------------------------------------------------------------------------  -----------------------

** Products for Export Only

TRANSDERMAL DRUG DELIVERY SYSTEMS

     The Company's Pharmetrix Division is engaged in the research, development and commercialization of transdermal drug delivery systems and skin permeation technology for its own portfolio of products and on a contract basis for pharmaceutical and cosmeceutical companies. TCPI's portfolio of transdermal drug delivery systems is presently focused on products indicated for the treatment of hormone replacement, cardiovascular disease, smoking addiction, pain management, and various cosmeceuticals applications. Distribution of these transdermal drug delivery systems includes direct marketing by TCPI as branded or private label products or through OEM marketing and distribution agreements with major multi-national pharmaceutical companies.

     Transdermal drug delivery systems allow for the controlled release of certain drugs directly into the bloodstream through the skin. Skin permeation enhancers modify penetration characteristics of the skin to allow for a significant increase in the transport of drugs through the skin. The advantages of such systems over conventional drug administration include enhanced efficacy, increased safety, greater convenience and improved patient compliance. The worldwide transdermal drug delivery market has grown substantially and is currently estimated to be more than $2.5 billion in 1996, with the U.S. market accounting for approximately 40 percent.

     TRANSDERMAL TECHNOLOGY. Pharmetrix has developed proprietary techniques and manufacturing processes for adhesive and polymer, matrix, multi-laminate, liquid reservoir and combination patch technologies. The Company's technical staff works with a wide range of enhancer systems, including patented oxazolidinones penetration enhancers to increase the skin permeability of individual drugs and bioactive materials as required.

     The Company is using this technology to develop transdermal drug delivery products which offer one or more of the following advantages: (i) increased efficacy and efficiency of the therapeutic agents involved; (ii) improved bio-availability profiles; (iii) reduced costs; and (iv) delivery of novel molecules through the skin for additional therapeutic indications.

     TCPI's transdermal and skin permeation products are in various stages of development. While results of certain preliminary clinical and/or laboratory studies have indicated the efficacy of the Company's transdermal and skin permeation technologies, before any of the Company's products can be commercially marketed, significant additional testing will be necessary (including laboratory tests on animals and humans) and results must be filed with the FDA and/or similar regulatory agencies in other countries where such products may be sold. The process of developing individual products and obtaining FDA or foreign regulatory clearance could take up to several years for each product. There can be no assurance that development of any such products will be completed or that FDA clearance will be secured.

     Pharmetrix also provides contract services to sponsoring pharmaceutical companies seeking development and/or commercialization of transdermal technologies, including research feasibility assessments, skin permeation studies, formulation development, clinical manufacturing and clinical supplies, process development and contract manufacturing. Product development begins with customized feasibility studies that assess medical and client needs, proprietary positioning and product definitions. Pharmetrix has developed, patented and licensed transdermal systems to treat conditions such as drug addiction, hormonal deficiencies, cardiovascular diseases, glaucoma, memory loss, chronic pain, allergies and incontinence. The Company has previously entered into agreements for contract development services or is currently involved with such major multinational companies as Revlon Research Center, Inc. (skin permeation) and Taiho Pharmaceutical Co., Ltd. (urinary incontinence). The Company is also in discussions with selected companies concerning the development, commercialization and distribution of several of the products in its own portfolio. There can be no assurance that definitive arrangements will be reached with any of these companies.

     PLANNED PRODUCT DEVELOPMENT. The Company's development approach is focused on achieving innovative solutions to specific drug delivery problems. TCPI presently intends to concentrate on the development of transdermal products for the treatment of the following conditions or diseases:

                                   Page - 18

     SMOKING ADDICTION. It is well recognized that tobacco smoking is among the leading cause of preventable disease and death. Industry sources estimate that in 1991, approximately 26% of adults in the U.S. smoked tobacco products and that there were more than 434,000 smoking-related deaths -- accounting for a mortality rate of more than one in every six deaths. The health risks of smoking and non-smokers' growing intolerance of being exposed to secondary smoke are all increasing the demand for effective methods to aid smokers to give up their habit. The current worldwide market for transdermal smoking cessation products is more than $600 million in annual sales.

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

     The Company has entered into and completed a development contract for one of the first generation nicotine patches currently on the market. TCPI intends to manufacture and commercialize a second generation nicotine patch through its Health-Mark Diagnostics subsidiary under both the HealthCheck brand and private label identity in the over-the-counter market segment. The Company has also developed and patented a unique smoking cessation approach that combines a transdermal patch together with a rapidly dissolving lozenge which contains nicotine. The lozenge is used to stem acute withdrawal spasms while the patch delivers a lower maintenance dose of nicotine. The Company has held preliminary distribution discussions with major drug chains and mass merchandisers.

     HORMONE REPLACEMENT FOR MENOPAUSAL SYMPTOMS/OSTEOPOROSIS. The Company is developing three hormone replacement transdermal drug delivery systems; one for delivery of estradiol, another for delivery of a combination of estradiol and progesterone; and the third for delivery of testosterone. With the aging of the population over the next several decades, conditions and diseases such as menopause and osteoporosis, which may benefit from hormone replacement therapy, will become significantly more prevalent. It has been estimated that there are approximately 90 million post-menopausal women worldwide and that this group is one of the fastest growing demographic segments. By the year 2000, there is expected to be approximately 43 million women in the menopausal age range (50-59) in Europe and 16 million in the U.S. Industry sources estimate that the 1995 worldwide market for estrogen and combination transdermal drug delivery systems was approximately $350 million.

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

     Transdermal drug delivery systems have become a widely used form of nitroglycerin and ISDN delivery because they avoid the limitations of orally, sublingually and topically administered forms as well as help prevent angina attacks by reliably providing continuous therapeutic levels of these drugs in the bloodstream. Transdermal nitroglycerin delivery systems, which were first introduced commercially in 1982, are currently marketed by several companies. Industry sources estimate that the worldwide transdermal nitroglycerin market in 1995 was approximately $400 million.

     URINARY INCONTINENCE. With the aging of the general population over the next several years, the urinary incontinence treatment market is expected to grow substantially. Industry sources estimate that the number of people over the age of 65 in the United States is expected to rise from 31.6 million in 1990 to 35 million in 2000. Current treatment for urinary incontinence requires two to four daily doses of continence drugs, a regimen particularly difficult for the elderly. A transdermal drug delivery system under development by the Company has the potential to simplify the dosage regimen and provide a visual indication that the patient has taken the medication.

                                   Page - 19

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

     The Company's Pharmetrix Division has developed transdermal therapeutic system designs for delivery of Ketorolac for use in management of moderate to severe pain. Two U.S. patents have been issued which provide coverage for transdermal delivery of Ketorolac from several transdermal delivery system designs. In addition, the Company is currently investigating other transdermally delivered drugs active in pain management.

     The following table sets forth information relating to the Company's transdermal drug delivery products under development. The data included in this table is qualified in its entirety to the more detailed information relating thereto included elsewhere in this report.

                                   Page - 20

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 PRODUCT                              MARKET
                                                                                  STATUS                              SECTOR
                                                              -------------------------------------------- -------------------------
                                                              -------------------------------------------- -------------------------
          TRANSDERMAL DRUG DELIVERY PRODUCT PORTFOLIO           In        Pre-               Regul- On       O-T-C   O-T-C    OEM
                                                                Develop-  Clinical  Clinical atory  The      Health  Private
                                                                ment      Stage     Trials   Clear- Market   Check   Label
                                                                                             ance


---------------------------------------------------------------------------------------------------------- -------------------------
HORMONE REPLACEMENT / OSTEOPOROSIS:
---------------------------------------------------------------------------------------------------------- -------------------------
Estradiol                                                         o         o         o                                         X
---------------------------------------------------------------------------------------------------------- -------------------------
Estradiol / Progestin                                             o         o                                                   X
---------------------------------------------------------------------------------------------------------- -------------------------
Testosterone                                                      o         o                                                   X
---------------------------------------------------------------------------------------------------------- -------------------------

CARDIOVASCULAR DISEASE:
---------------------------------------------------------------------------------------------------------- -------------------------
Nitroglycerin                                                     o         o                                                   X
---------------------------------------------------------------------------------------------------------- -------------------------
Isosorbide Dinitrate (ISDN)                                       o         o                                                   X
---------------------------------------------------------------------------------------------------------- -------------------------

SMOKING CESSATION:
---------------------------------------------------------------------------------------------------------- -------------------------
Nicotine                                                          o         o         o                         X               X
---------------------------------------------------------------------------------------------------------- -------------------------
Nicotine Lozenge                                                  o         o
---------------------------------------------------------------------------------------------------------- -------------------------

OTHER:
---------------------------------------------------------------------------------------------------------- -------------------------
Bup-4 Incontinence *                                              o         o         o                                         X
---------------------------------------------------------------------------------------------------------- -------------------------
Ketorolac                                                         o         o                                                   X
---------------------------------------------------------------------------------------------------------- -------------------------
Vitamin C/E Patch                                                 o         o         o                                  X      X
---------------------------------------------------------------------------------------------------------- -------------------------
Pain Patch                                                        o         o                                                   X
---------------------------------------------------------------------------------------------------------- -------------------------
Physostigmine                                                     o                                                             X
---------------------------------------------------------------------------------------------------------- -------------------------

SKIN PERMEATION ENHANCER:
---------------------------------------------------------------------------------------------------------- -------------------------
SR-38                                                                                                 o                         X
------------------------------------------------------------------------------------------------------------------------------------

*  Undergoing clinical evaluation in Japan

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

PRODUCT RESEARCH AND DEVELOPMENT

     The Company's products are in various stages of commercialization, and include those that are already on the market and others that are in development, in the pre-clinical stage, and seeking regulatory clearance. See the "Diagnostic Product Portfolio" and the "Transdermal Drug Delivery Portfolio." The Company conducts an active research and development program to strengthen

                                   Page - 21
and broaden its existing products and to develop new products and systems. The Company's development strategy is to identify products and systems which are, or are expected to be, needed by a significant number of potential customers in the Company's markets and to allocate a greater share of its research and development resources to areas with the highest potential for future benefits to the Company. In addition, the Company seeks to develop specific applications related to its present technology.

MANUFACTURING AND MATERIALS

     During 1997, the Company significantly expanded its manufacturing capabilities and expects to continue to do so in 1998 in order to further reduce its dependence on third party contractors. With respect to those components the Company does not yet manufacture in-house, it has identified alternate manufacturing sources, however, a change in manufacturers without appropriate lead time could result in a material delay in the delivery of the Company's products and may subject the Company to less favorable price terms. The Company is devoting a major portion of its manufacturing to the production of new products.

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

PATENTS, TRADEMARKS AND TECHNOLOGIES

     PATENTS. The Company currently has 22 U.S. patents and 29 foreign patents, and has five pending U.S. patent applications and more than 30 pending foreign patent applications.

     The Company's President and Chief Executive Officer, Mr. Jack Aronowitz, is the legal owner and a co-inventor of certain key patents utilized by the Company, and he has licensed to the Company the right to utilize the patents. The license agreement between Mr. Aronowitz and the Company provides that any patents, products, inventions, devices or other items developed by Mr. Aronowitz during the term of the license agreement (other than those based upon the patents licensed pursuant to the license agreement) in the field of medical diagnostics, pharmaceuticals, transdermal testing, transdermal drug delivery, medical chemistry or medical biochemistry, medical device or health care products are the property of the Company. See "Certain Relationships and Related Transactions."

     Although the Company has obtained patents in the U.S. with regard to aspects of its membrane-based technology and specific applications thereof, the Company does not have European patents which correspond to certain of such U.S. patents. To the best of the Company's knowledge, however, its membrane-based technology does not infringe the patent of any third party in the U.S. or Europe. The Company is seeking, and intends to continue to seek, patent protection where appropriate for improvements to its membrane-based technology.

     The Company requires its key employees, consultants and advisors to execute a confidentiality and assignment of proprietary rights agreement upon the commencement of an employment or a consulting relationship with the Company. These agreements generally provide that all inventions, ideas and improvements made or conceived by the individual arising out of the employment or consulting relationship shall be the exclusive property of the Company and that all information related thereto shall be kept confidential and not disclosed to third parties except by consent of the Company or in other specified circumstances. There can be no assurance, however, that these agreements will provide effective protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

     The Company's success will depend, in part, on its ability to protect, obtain or license patents, protect trade secrets and operate without infringing the proprietary rights of others. See "Business - Litigation." There can be no assurance, however, that existing patent applications will mature into issued patents, that the Company will be able to obtain additional licenses to patents of others, or that the Company will be able to develop its own patentable technologies. Further, there can be no assurance that any patents issued to the Company will provide it with competitive advantages or will not be challenged by others, or if challenged, will be held valid, or that the patents of others will

                                   Page - 22
not have an adverse effect on the ability of the Company to conduct its business. In addition, there is no assurance that the Company's current patents or any patents issued in the future will prevent other companies from independently developing similar or functionally equivalent products.

     TRADEMARKS. The following represents the Company's products which have received registered and/or trademark authority

TCPI REGISTERED TRADEMARKS

hCG Pregnancy One Step(R)
Pregnancy One Step(R)
Pregnancy One Step Test Strip(R)
One Step LH Test Strip(R)
One Step Whole Blood Cholesterol Test Strip(R)
Health Test Center(R)
One Step Fecal Occult Blood Test(R)
Soft-E-Touch(R)

TCPI TRADEMARKS

TD Glucose(TM)
HealthCheck(TM)
CholestoCheck(TM)
One Step Drugs of Abuse Test Strip - Cannabinoids  (THC)(TM)
One Step Drugs of Abuse Test Strip - Amphetamine(TM)
One Step Drugs of Abuse Test Strip - Methamphetamine(TM)
One Step Drugs of Abuse Test Strip - Opiates(TM)
One Step Drugs of Abuse Test Strip - Benzodiazepine(TM)
One Step Drugs of Abuse Test Strip - Barbiturate(TM)
One Step Drugs of Abuse Test Strip - Phencyclidine  (PCP) (TM)
One Step Drugs of Abuse Test Strip - Methadone(TM)
One Step-One Minute Pregnancy Test*
RapidTest HIV(TM)
RapidTest  Chlamydia  Screen(TM)
RapidTest HBsAg Screen(TM)
One Step Strep A Screen(TM)
One Step Strep B Screen(TM)
One Step H.  pylori  Screen(TM)
Sani Sal(TM)

* Trademark Application Submitted

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

                                   Page - 23

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

MARKETING AND SALES

     To date, the Company's medical diagnostic products have been primarily distributed through strategic alliances. To a lesser extent, the Company's medical diagnostic products have been distributed by the Company directly under the Company's proprietary brand name and under private label arrangements with drug, discount and supermarket chains such as CVS, Thrifty Payless, Thrift Drug, Woolworth, Fedco, Long's and Smith's Food & Drug. The Company has expanded direct distribution of its diagnostic products as evidenced by the creation of the HealthCheck line of products and the Health Test Center. The Company also intends to enter into strategic alliances with major international medical diagnostic and pharmaceutical companies for the marketing of many of its diagnostic products. These companies have significantly greater financial, marketing and other resources than the Company, and will therefore be able to market the Company's products more effectively through a wider range of distribution channels to a larger market.

     The Company's strategy with respect to development and commercialization of its transdermal and mucosal drug delivery and skin permeation enhancer products have two significant components (i) identify and bring to market those products which are candidates for the ANDA process, and which can be sold over-the-counter as HealthCheck products and (ii) enter into strategic alliances with third parties that can fund a portion of product development costs, market the product and, in some cases, participate in clinical testing and obtain regulatory approvals. In an effort to exercise control over the quality of its products and capture a larger portion of the revenues therefrom, the Company will seek to retain manufacturing rights to its products developed under such strategic alliances.

     Since 1992, Boehringer Mannheim has had an exclusive agreement to distribute the Company's One Step hCG Pregnancy Test Strip, its One Step hCG Midstream Wand and its One Step LH Ovulation Test Strip products worldwide. In February 1998, the Company announced a new agreement with Boehringer Mannheim for more than $5 million per year of the Company's finished and packaged family planning products, which will be directly supplied to Boehringer Mannheim distributors. In March 1997, the Company signed another exclusive marketing agreement with Boehringer Mannheim Argentina to market a minimum of $50 million of its new diagnostic products for infectious diseases, drugs of abuse testing and cancer screening throughout Latin America during the next 10-years. In addition, the Company is engaged in ongoing discussions with Boehringer Mannheim to identify other potential product additions to this agreement. In 1997, Boehringer Mannheim Group was acquired by Roche Holdings AG, one of the leading global pharmaceutical companies.

EMPLOYEES

     As of December 31, 1997, the Company employed 62 full-time employees, including 19 involved in research and development, 12 involved in administration, 23 in operations, and 8 in marketing and sales. To temporarily expand its capabilities for larger assembly and packaging projects, the Company also hires part time employees. The Company has no collective bargaining or

                                   Page - 24
similar agreement with its employees, but does have an employment agreement with its President. See "Note 7 to the accompanying Consolidated Financial Statements." Although management does not anticipate any difficulty in locating and engaging employees to meet the Company's expansion plans, there can be no assurance that the Company will be successful in doing so.

YEAR 2000

     During 1997, the Company added to its existing computer capabilities and began installation of new computer systems and programs to accommodate anticipated future growth of TCPI's business and internal operations. Due to the recent nature of any computer-related additions, as well as preliminary discussions with certain vendors and customers, the Company believes the Year 2000 computer issue will not have a material impact on its business, operations or financial condition.

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

     The second, more stringent approval process applies to a new product that is not substantially equivalent to an existing product. A premarket approval application ("PMA") will be required for this type of product. The steps required in the PMA process generally include: (i) preclinical studies; (ii) clinical trials in compliance with testing protocols approved by an Institutional Review Board ("IRB") for the participating research institution;
(iii) data from clinical trials sufficient to establish safety and effectiveness of the device for its intended use; (iv) submission to the FDA of an application that contains, among other things, the results of clinical trials, a full description of the product and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling; and (v) review and approval of the PMA by the FDA before the device may be shipped or sold commercially. Finally, the manufacturing site for the product subject to either 510(k) or PMA clearance must operate using device CGMP and pass a FDA inspection before product commercialization.

     A device requiring a PMA that has not been cleared for marketing in the United States, or one that is not substantially equivalent to a currently marketed device, may be exported to a foreign country for sale, subject to the laws of such foreign jurisdictions.

     DRUG DELIVERY PRODUCTS. The process required by the FDA before a drug delivery system may be marketed in the United States depends on whether the pharmaceutical compound has existing clearance for use in other dosage forms (e.g., oral solution, tablet). If the drug is a new chemical entity that has not been cleared, then the process includes: (i) preclinical laboratory and animal tests; (ii) the filing of an Investigational New Drug Application ("IND") with the FDA requesting authorization to conduct clinical trials; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of a New Drug Application ("NDA"); and (v) FDA review and clearance of the NDA. If the drug has been previously cleared, then the sponsor of a generic form of the same drug may obtain approval by submitting an Abbreviated New Drug Application ("ANDA") that demonstrates that the two products are bioequivalent. In addition to the

                                   Page - 25
foregoing, the FDA requires proof that the drug delivery system delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic result.

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

     In addition to obtaining FDA clearance for each drug product, each manufacturing establishment of new drugs must receive clearance by the FDA. Among the conditions for such approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's current drug CGMP regulations. Drug manufacturers are also subject to periodic CGMP. Finally, in order to export unapproved drug products from the United States for commercial or clinical use, prior FDA export clearance is required.

     The process of completing clinical testing and obtaining FDA clearance for device or drug products is likely to take a number of years and require the expenditure of substantial resources. The FDA may deny a clearance if applicable regulatory criteria are not satisfied or may require additional clinical testing. Even if such data are submitted, the FDA may ultimately decide that the submission does not satisfy the criteria for clearance. Product clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of products that have been commercialized, and it has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs.

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

EXECUTIVE OFFICERS OF THE COMPANY

See Item 10 - "Directors and Executive Officers of the Registrant."


Item 2.  PROPERTIES

     The Company leases approximately 40,000 square feet of space, including its corporate headquarters, general office, manufacturing, and warehouse space, in a building located at 3341 S.W. 15th Street, Pompano Beach, Florida 33069. The Company also maintains approximately 6,500 square feet of additional warehouse space in Pompano Beach, Florida. The lease expires in 1999 and the Company currently pays approximately $19,000 per month in rent, including sales tax and maintenance fees. The rent is adjusted annually based upon changes in the U.S. Consumer Price Index. The lease also requires the Company to pay real estate taxes, insurance and certain costs for maintaining the premises. Management believes that suitable premises are readily available on acceptable terms should the present premises become unavailable for any reason.

     The Company also leases a 25,000 square foot custom-designed facility in Menlo Park, California that includes office space, fully-equipped laboratories for transdermal drug delivery research and production capabilities. This lease

                                   Page - 26
expires in June 1999 and the Company currently pays approximately $28,000 per month in rent under the lease.

Item 3. LEGAL PROCEEDINGS

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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the submission of proxies or otherwise.


                                   Page - 27

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

                                                                                     Sale Prices

                                                                                High              Low
                  Fiscal Year 1996

                  Quarter Ended March 31, 1996 ................................ $ 22 3/8       $ 13 1/4

                  Quarter Ended June 30, 1996  ................................ $ 20 1/4       $   9 5/8

                  Quarter Ended September 30, 1996 ............................ $ 14 5/        $   7 1/8

                  Quarter Ended December 31, 1996  ............................ $ 11 3/4       $   6 3/4


                  Fiscal Year 1997

                  Quarter Ended March 31, 1997   .............................. $ 10 7/8       $   7 3/4

                  Quarter Ended June 30, 1997   ............................... $ 12 1/8       $   7

                  Quarter Ended September 30, 1997 ............................ $ 16 5/        $   8 1/2

                  Quarter Ended December 31, 1997 ............................. $ 19 3/8       $ 10 3/4

                  Fiscal Year 1998


                  Quarter Ended March 31, 1998 (to March 24, 1998)............. $ 13 3/4       $   8


     There were approximately 128 holders of record of Common Stock as of January 15, 1998. In addition, the Company estimates there are approximately 2,500 beneficial owners of its Common Stock. The Company has not paid cash dividends in the past.

                                   Page - 28

Item 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The statement of operations data for the years ended December 31, 1997, 1996 and 1995, respectively, and the balance sheet data at December 31, 1997, and 1996, respectively, are derived from the audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and the notes thereto.

STATEMENT OF OPERATIONS DATA:
(Amounts in thousands, except share data)
                                                                                 DECEMBER 31,
                                                           ---------------------------------------------------------
                                                           1997         1996         1995          1994         1993
                                                           ----         ----         ----          ----         ----
Gross product sales...............................     $   6,240   $    5,727   $    4,712    $    3,013   $    1,784
Net sales.........................................         6,194        5,568        4,188         3,013        1,784
Gross profit......................................         2,777        1,862          936         1,037          757
R&D contract revenue..............................           423        1,280            -             -            -
Selling, general and administrative expense ......         6,575        4,079        1,807           666          682
Research and development expense .................         2,726        1,767          435            73            3
Depreciation and amortization(2) .................         1,742        1,670          219            22            -
(Loss) Income from operations ....................        (7,843)      (4,374)      (1,525)          276           72
Net (Loss) Income(1) .............................        (4,489)      (2,550)      (1,274)          156           59
Basic and diluted net (loss) income per common
share(1) .........................................     $    (.45)  $     (.27)  $     (.18)   $      .04   $      .01
Weighted average common shares outstanding .......      9,992,066   9,290,476    7,069,507     4,295,116    4,066,666

BALANCE SHEET DATA:
(Amounts in thousands)
                                                                                 DECEMBER 31,
                                                                     --------------------------------------
                                                                        1997         1996          1995
                                                                        ----         ----          ----
Cash, cash equivalents and investments available
for sale ..........................................                  $  7,337    $   13,300   $    1,777
Working capital ...................................                     9,401        15,348       (2,979)
Total assets ......................................                    33,597        37,526       22,610
Total current liabilities .........................                     2,069         1,660        6,452
Total stockholders' equity ........................                    31,358        35,694       16,154

Notes:
(1) For the years ended December 31, 1994, 1993, the Company was operated as an S Corporation under the applicable provisions of the Internal Revenue Code, and accordingly, the Company's taxable income was taxed directly at the shareholder level. The net income and earnings per common share amounts for the years ended December 31, 1995, 1994, 1993, assume that the Company was subject to federal and state income taxes and taxed as a C Corporation in each of these three years at the tax rates in effect for these periods. See
     - Notes 1 and 6 to the accompanying Consolidated Financial Statements.

(2) For the year ended December 31, 1993, depreciation and amortization was included in selling, general and administrative.

                                   Page - 29

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is in the midst of completing a transition. TCPI was formerly a developmental company that manufactured and sold a narrow range of medical diagnostic products and specialty chemicals on an OEM basis. TCPI is now approaching its goal of being a designer, developer, manufacturer and global marketer of a wide range of point-of-care medical diagnostic products for use at home, in physician offices, and other healthcare locations with growing distribution channels for its products. In addition, through its Pharmetrix Division located in Menlo Park, California, the Company is also focused on the research and development and commercialization of transdermal and dermal drug delivery systems and skin permeation enhancers. TCPI also manufactures high purity specialty biochemicals.

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

     The Company's products are distributed worldwide under OEM marketing relationships with multinational pharmaceutical and diagnostic companies, and also are directly marketed for over-the-counter use by consumers. The Company expects to continue developing its medical diagnostic products internally and also intends to enter into strategic alliances with major international diagnostic and pharmaceutical companies for the marketing and distribution of certain of its products. With respect to the development and commercialization of its transdermal drug delivery systems and skin permeation enhancers, the Company intends to enter into strategic alliances with third parties that may, in some cases, fund a portion of the product development costs, participate in clinical testing, obtain regulatory approvals and market the product.

     During the past year, the Company has engaged in the following activities:

TD GLUCOSE MONITORING SYSTEM

             -TCPI continues  to commit significant resources to the development and commercialization of its innovative non-invasive transdermal glucose monitoring system. Development of the TD Glucose Monitoring System has been completed and the clinical trial process began during the fourth quarter of 1997. The Company expects these clinical activities to be substantially completed during the first half of 1998. The registration studies are being conducted at several undisclosed large diabetic clinics under the supervision of independent investigators. During these studies, the Company anticipates testing the glucose level of approximately 3,000 people with diabetes with its TD Glucose Monitoring System and obtaining venous blood samples from each patient for corresponding laboratory analysis. The purpose of collecting correlation data is to attempt to develop algorithms, or complex mathematical formulas, which could allow the TD Glucose meter to display glucose levels equivalent to venous blood glucose. Upon completion of the registration studies, the Company will submit its clinical data to the FDA for review as soon as possible thereafter. There can be no assurance the registration and correlation studies will be successful or produce data suitable for submission to the FDA. Based on discussions with the FDA and prior acceptance of TCPI's protocol to conduct its Clinical Trials, which was acknowledged without review, the Company believes its TD Glucose Monitoring System is eligible for the expedited 510(k) clearance process. There can be no assurances that the FDA will consider the TD Glucose Monitoring System for 510(k) clearance or, if it is considered, that the TD Glucose Monitoring System will receive 510(k) clearance.


                                   Page - 30

             -In June 1997, the Company  announced the involvement of SmithKline
              Beecham in  becoming  its  worldwide  marketing  partner  for this important product. The companies entered into an exclusive agreement that granted SmithKline Beecham a six month period to further evaluate the TD Glucose Monitoring System technology, conduct due diligence, perform market studies and negotiate a definitive licensing agreement. Terms of the agreement included an up-front payment to TCPI as well as the mutual exchange of technical and marketing information related to this product. These negotiations were ongoing and, in the event such terms were unable to be reached, TCPI was prepared to move forward with several other potential marketing partners.

             -On January 30 1998, the SmithKline Beecham  product assessment and option agreement related to TCPI's non-invasive glucose monitoring system lapsed and was not extended by either party. SmithKline Beecham executives characterized the action as "a fundamental change in the strategic intent for consumer diagnostic products." As a result, the Company immediately resumed discussions with companies it was in discussions with prior to and approached by during and subsequent to the option period.

             -Also in February 1998, TCPI and Daiichi  Pharmaceutical  Co.  Ltd.
              announced   a  letter  of  intent   related  to   marketing   and
              distribution rights of the TD Glucose Monitoring System in Japan and Taiwan. Completion of a definitive $10 million licensing agreement is expected to be finalized in about 180 days.

      HEALTHCHECK

             -During 1997, the Company  launched its  HealthCheck  brand of   at
              home diagnostic products for consumers. The line consists of 14 accurate and easy to use over-the-counter tests and screening products for cholesterol, diabetes, urinary tract infection, pregnancy, ovulation, skin cancer and deteriorating vision, as well as a series of health journals specifically designed for women, men, seniors, children and pregnant women.

             -Since market  introduction  in  the second  quarter of 1997,  more than 38 chain and independent pharmacies have placed orders for HealthCheck products, providing the Company with more than 30% market penetration of the approximately 60,000 pharmacies in the United States. In total, the Company's at-home diagnostics products are available through such (i) leading pharmacies as Walgreen Drug Stores, Eckerd Corp., CVS-Revco, Thrifty Payless, Thrift Drug, Phar-Mor, Genovese Drug Stores, Longs Drug Stores, Smiths Food & Drug, Osco Drug, Sav-On Stores, Snyder Drug, Kinney Drugs, Harco Drug; (ii) leading supermarkets such as Kroger, Thriftway Foods, Seaway Foods and Ukrop's Super Markets; and (iii) leading drug wholesale distributors McKesson Corp., AmeriSource Health Corp., Bindley Western Industries, Bergen Brunswig Drug Company, Neuman Distributors, KinRay, Allou Distributors, and F. Dohman Co.

             -In September  1997,  TCPI  kicked-off a  six-week  national  radio advertising campaign to introduce consumers to the HealthCheck brand. During this campaign, a total of 300 radio commercials aired on such top-rated nationally syndicated programs such as the Rush Limbaugh Show, Dr. Dean Edell Show, Dr. Laura Schlessinger Show, Gary Burbank Show, Michael Reagan Show, Bob Grant Show, Dr. Joyce Browne Show, Country Heartlines and One-On-One Sports. These commercials were expected to reach approximately 175 million adults age 35 and older.

      OTHER PRODUCTS

             -The  Company  has  had a  non-exclusive  worldwide  marketing  and distribution agreement with Boehringer Mannheim for its family planning diagnostic products since 1992. In February 1998, the Company announced a new agreement with Boehringer Mannheim for more than $5 million per year of the Company's finished and

                                   Page - 31
              packaged family planning products, which will be supplied directly to Boehringer Mannheim distributors.

             -In January 1997, the  Company entered into a multi-phase agreement with Taiho Pharmaceutical Co., Ltd. to develop a rapid, one-step whole blood antigen diagnostic test to monitor the effectiveness of Taiho's new anti-cancer drug. The Company expects to receive milestone payments from Taiho during the 12-18 month development period as each phase is completed. In addition, upon commercialization, if elected by Taiho, TCPI retains exclusive manufacturing rights to the product.

             -In March 1997,  TCPI announced  an exclusive  marketing  agreement with Boehringer Mannheim Argentina SACIeI ("BMRA") to distribute more than $50 million of the Company's new diagnostic products for infectious diseases, drugs of abuse and cancer screens throughout Latin America over the next 10 years. However, the acquisition of Boehringer Mannheim Group by Roche Holding AG served to defer the ordering and shipment of these products into 1998. The Company recently shipped its first sample of infectious disease testing products for governmental approval to BMRA. Discussions with executives of BMRA to outline product distribution plans in South America are ongoing.

             -In  April  1997,  the  Company   introduced  its  visually    read
              CholestoChek Total cholesterol screening test for at-home use by consumers as part of the HealthCheck family of products. TCPI expects to complete the clinical and regulatory actions necessary to have its visually read HDL Cholesterol Test Strips and its Total and HDL Cholesterol Meter products enter the respective consumer and professional marketplaces later this year. In February 1998, the Company suspended domestic retail sales and voluntarily recalled its CholestoChek Total cholesterol screening test. However, the CholestoChek Total cholesterol monitoring test remains available to the professional sector. This action stemmed from advice from the FDA about regulatory clearance. In 1988, a predecessor company of TCPI was granted 510(k) regulatory clearance to market its Total cholesterol testing product. The Company believed that the clearance was for both professional and over-the-counter use. As a reformulated and updated Total cholesterol test was already in clinical trials -- and a separate HDL cholesterol test already in development -- TCPI elected to take voluntary action to resolve this regulatory issue and maintain its good standing with the FDA. This procedural matter relates only to this particular product. There was no material financial impact on the Company, nor did this affect any of TCPI's other products already on the market or in various stages of development.

       RESEARCH AND DEVELOPMENT

             -The Company  conducts an active research  and development  program to strengthen and broaden its existing products and to develop new products and systems that utilize specific applications related to its patented and proprietary membrane-based technology. The present diagnostic focus includes products for glucose and cholesterol monitoring, at home tests and screens for cholesterol, diabetes, urinary tract infection, pregnancy and ovulation, skin cancer and deteriorating vision, as well as drugs of abuse, infectious diseases, cardiac markers, cancer and urinalysis. TCPI's products are in various stages of commercialization, and include those that are already on the market and others that are in development, in the pre-clinical stage, and seeking regulatory clearance. See the "Diagnostic Product Portfolio."

             -The Company is continuing development  of several transdermal drug delivery products at its Pharmetrix Division based in Menlo Park, California and is actively working on the commercialization of several products by completing the development, and planning for manufacturing, marketing and distribution. In addition, Pharmetrix has been asked to prepare feasibility studies on behalf of several clients to evaluate the applicability of its transdermal drug delivery technology with various compounds. The present transdermal drug delivery focus includes systems related to hormone replacement therapy, cardiovascular disease, smoking cessation and skin permeation enhancers, among others. See the "Transdermal Drug Delivery Portfolio."

                                   Page - 32

      MANUFACTURING SCALE-UP

             -Over the past year, the Company's  facilities  located  in Florida have been expanded to accommodate full-scale manufacturing of medical diagnostic products. This expansion has included:

                   -Acquisition of major production  equipment for manufacturing of the products
                   -Re-tooling  and  refurbishing of  equipment to significantly
                    increase   its   capacity
                   -Purchase  and installation of  custom  high-speed  packaging equipment
                   -Expansion of sales and  marketing,  production and warehouse facilities to accommodate the in-house manufacturing program
                   -Additions to the Florida research and development facilities and  professional  staff  to  increase  product  development capabilities -- including the addition of Jeffrey Bolts, Ph.D. as Director of Quality Assurance

      KEY ADDITION TO THE BOARD OF DIRECTORS AND MANAGEMENT

             -In  February  1998,   the   Board  of  Directors   nominated  Noel
              Buterbaugh to serve as a member of TCPI's Board. His nomination is subject to shareholder approval and will be voted upon in connection to the upcoming Annual Shareholder's Meeting scheduled for May 22, 1998. Mr. Buterbaugh is presently the President and Chief Executive Officer of BioWhittaker, Inc., a subsidiary of Cambrex Corporation (AMEX: CMB), which acquired BioWhittaker in 1997. Prior to the acquisition, he was President and Chief Executive Officer of BioWhittaker, Inc. (NYSE: BWI) from 1992 to 1997 and President and Chief Operating Officer since 1991. From 1979 to 1991, he was President of Whittaker Bioproducts, Inc., a subsidiary of Whattaker Corporation, which was spun-off to shareholders in 1991. From 1958 to 1979, he held numerous senior management positions in sales and marketing and product manufacturing with Microbiological Associates, Inc., a Division of Whittaker Corporation.

             -In October  1997,  Stephen J.  Dresnick,  MD,  FACEP,  joined  the
              Company's Board of Directors. He is the Vice Chairman of FPA Medical Management, Inc. (Nasdaq: FPAM) which is expected to have revenues in excess of $1 billion in 1997. Dr. Dresnick has more than 25 years of experience in the medical sector and executive management and brings to the TCPI Board well-established relationships with the scientific and financial communities. Prior to a merger with FPA Medical Management in 1996, he was President and Chief Executive Officer of Sterling Healthcare Group, a publicly-held hospital emergency department contract management and primary care physician practice management company, which he founded in 1987.

             -In February  1997,  Colin A. Morris joined TCPI as  Vice President of Transdermal Manufacturing. He has operating responsibilities for TCPI's portfolio of transdermal drug delivery products and related contract services activities at the Company's transdermal R&D facility in Menlo Park, California, operated by its Pharmetrix Division. In addition, Mr. Morris participates in the manufacturing, engineering and commercialization phases of the Company's TD Glucose Monitoring System. He is a specialist in commercializing new products, new facility development, and preparations for FDA process and facility approvals with experience covering scale up, process validation, facility design and construction, staffing and systems development for such companies as Johnson & Johnson, Rhone-Poulenc Rorer, Sterling Drug and Noven Pharmaceuticals.

             -In August 1997,  Robert G.  Bachkosky  joined the Company  as Vice
              President of Marketing and Business Development. He directs the global marketing programs for TCPI's expanding portfolio of diagnostic products used by consumers and healthcare professionals. Mr. Bachkosky has more than 20 years of experience in sales and marketing of medical diagnostic, scientific and general healthcare products. During the past 12 years, he held various senior level positions with Boehringer Mannheim Corporation in Indianapolis, Indiana, and most recently was responsible for market development of "Point of Care" products to

                                   Page - 33

              Latin America and Canada. His additional healthcare experience includes Cordis Laboratories, Curtin Matheson Scientific, and the Greater Southeast Community Hospital in Washington, D.C.

             -In January  1998,  Gregory J.  Candelmo has joined the Company  as
              Vice President of Sales. He directs the domestic sales programs for TCPI's diagnostic testing products and transdermal drug delivery systems used by consumers and healthcare professionals. Mr. Candelmo has more than 12 years sales and sales management experience in medical diagnostics and scientific instruments which includes Director of Sales and Marketing for GDS Diagnostics, as well as various sales management positions with Boehringer
              Mannheim Corporation from 1991 to 1997 that included Diagnostic Systems Director of Sales, Lab Diagnostics Regional Business Manager, AccuData System Product and Marketing Manager, and Diabetes Care Division Regional Sales Manager. He also held sales management and field sales positions with Behring Diagnostics, Cooper Biomedical/Technicon Instruments, and Proctor and Gamble.

RESULTS OF OPERATIONS

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Due to the timing of the FDA clearance process and the expenses incurred in the manufacturing scale-up for the Company's products, the Company's results of operations vary from period to period.

     PRODUCT SALES. The Company's net product sales increased by 11% to $6.2 million in 1997 from $5.6 million in 1996. This increase resulted principally from the successful launch of the Company's HealthCheck at-home diagnostic tests and screening products as well as higher sales of its private label and OEM family planning products. Also contributing to this growth was sales of TCPI's new diagnostic products for infectious diseases and drugs of abuse, as well as several other products. The gain in net sales would have been even greater were it not for the deferral into 1998 of approximately $3.5 million in sales of new diagnostic products in Latin American which were previously anticipated to begin in 1997.

     GROSS PROFIT. The Company's gross profit on product sales increased by $915 thousand to $2.8 million in 1997 from $1.9 million in 1996. Gross profit as a percent of net sales increased to 45% in 1997 from 33% in 1996. The increase was principally due to a change in product mix, including the market introduction of the HealthCheck family of at home diagnostic tests and screening products in addition to increased in-house manufacturing and achieving various economies of scale-up.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling general and administrative (SG&A) expenses increased substantially in 1997 as compared to 1996. This increase was primarily due to the planned implementation of strategic marketing programs, including the successful launch of the HealthCheck product line and introduction of various new products. The Company continues to hire operating personnel for the scale-up of in-house manufacturing. In addition, facility expansion conducted in 1997 resulted in further growth of the Company's manufacturing, laboratory, warehouse, and office space in Pompano Beach, Florida to approximately 40,000 square feet as compared to 33,000 square feet a year earlier. The Company's SG&A expenses, increased to $6.6 million in 1997 from $4.1 million in 1996.

     RESEARCH AND DEVELOPMENT. The Company continued to advance its various diagnostic testing products and transdermal drug delivery systems through development towards commercialization. The Company's investment in R&D has contributed to the development of several new products with sizeable market potential, including its TD Glucose Monitoring System, HealthCheck family of at home diagnostics, and visual and meter-read Total and HDL cholesterol monitoring products, infectious diseases and drugs of abuse, as well as several other products. The Company's R&D expenses increased to $2.7 million in 1997 from $1.8 million in 1996.

                                   Page - 34

     NET LOSS. The Company posted a net loss of $4.5 million in 1997, which increased from a net loss in 1996 of $2.6 million primarily as a result of the planned scale-up of manufacturing, ongoing investment in personnel, research and development and facility expansion.

         Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Due to the timing of the FDA clearance process and the expenses incurred in the manufacturing scale-up for the Company's products, the Company's results of operations vary from period to period.

     The Company acquired the assets of its Pharmetrix Division in November 1995. The results of operations reflect 12-months of Pharmetrix expenses in 1996 and two months in 1995. Therefore, the results of operations for the year ended December 31, 1996 are not directly comparable to 1995 results of operations.

     PRODUCT SALES. The Company's net product sales increased by approximately 33% to $5.6 million in 1996 from $4.2 million in 1995. This increase resulted principally from higher sales of the Company's private label Family Planning products in the United States and increased foreign sales of diagnostic products. In addition, since 1994, sales of the Company's products and to its largest customer, Boehringer Mannheim, have increased by more than 18%.

     GROSS PROFIT. The Company's gross profit increased by approximately $900 thousand to $1.9 million in 1996 from $936 thousand in 1995. Gross profit as a percent of net sales increased to 33% in 1996 from 22% in 1995. The increase was principally due to improvement in product mix. As a wholly-owned subsidiary, the array of Health-Mark Diagnostic, L.L.C. products have a positive impact to the consolidated gross profit return. The gross profit return also improved as a result of bringing product manufacturing in-house and achieving various economies of scale-up.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling general and administrative (SG&A) expenses increased substantially in 1996 as compared to 1995, principally due to the acquisition of the Pharmetrix Division. SG&A expenses were impacted by the hiring of additional laboratory, manufacturing, and administrative personnel to support the growth in sales, manufacturing scale-up and facility expansion. The Company's SG&A expenses, increased to $4.1 million in 1996 from $1.8 million in 1995.

     RESEARCH AND DEVELOPMENT. The greatest impact on the increase in operating expenses was higher research and development (R&D) expenses associated with the Pharmetrix Division. The Company's investment in R&D has contributed to the development of several new products, such as its TD Glucose System. The Company's R&D expenses increased to $1.8 million in 1996 from $435 thousand in 1995.

     NET LOSS. The Company posted a net loss of $2.6 million in 1996 which increased from a net loss of $1.4 million in 1995 as a result of the integration of the Pharmetrix Division, investment in research and development, manufacturing scale-up and facility expansion.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, cash, cash equivalents and investments totaled $7.3 million. The Company had current assets of $11.5 million and working capital of $9.4 million. Shareholders' Equity at December 31, 1997 was $31.4 million.

     The Company plans to earmark funds to (i) increase its R&D budget related to the completion and commercialization of the Company's products currently under development, including its non-invasive transdermal glucose monitoring system (TD Glucose Monitoring System), its One Step CholestoCheck System, and various transdermal drug delivery products and skin permeation enhancer, (ii) expand direct distribution of medical diagnostic products, (iii) introduce direct distribution of its cholesterol monitoring system (One Step CholestoCheck System), (iv) hire additional personnel, and (v) expand its facilities and

                                   Page - 35
revenue generating manufacturing equipment. For additional information related to the Company's cash flow activities, See - "Consolidated Statements of Cash Flow."

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

     Management believes that, during 1997, the impact of inflation was immaterial to the Company's results of operations.

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

                                   Page - 36

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements and supplementary data for the Company are attached and incorporated into Item 7.

                          INDEX TO FINANCIAL STATEMENTS

             Technical Chemicals and Products, Inc. and Subsidiaries

                        Consolidated Financial Statements


                  Years ended December 31, 1997, 1996 and 1995


                                    Contents

Report of Independent Certified Public Accountants...........................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets..................................................F-2
Consolidated Statements of Operations........................................F-3
Consolidated Statements of Stockholders' Equity..............................F-4
Consolidated Statements of Cash Flows........................................F-5
Notes to Consolidated Financial Statements...................................F-7


                                   Page - 37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Technical Chemicals and Products, Inc.

     We have audited the accompanying consolidated balance sheets of Technical Chemicals and Products, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Chemicals and Products, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 /s/ Ernst & Young LLP

Miami, Florida
February 10, 1998

                                   Page - 38


             Technical Chemicals and Products, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                    (Amounts in thousands, except share data)
                                                                                           December 31
                                                                                ------------------------------------
                                                                                      1997              1996
                                                                                ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                          $  3,316         $  1,607
   Investments                                                                           4,021           11,693
   Accounts receivable, net                                                              2,055            2,178
   Inventory                                                                             1,852            1,039
   Other                                                                                   226              491
                                                                                ------------------------------------
Total current assets                                                                    11,470           17,008
                                                                                ------------------------------------
Property and equipment, net                                                              2,831            2,709
Patents and trademarks, net                                                             12,912           13,887
Goodwill, net                                                                            2,151            2,328
Deferred tax asset, net                                                                  4,140            1,503
Other assets                                                                                93               91
                                                                                ====================================
Total assets                                                                           $33,597          $37,526
                                                                                ====================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                   $  1,729         $  1,458
   Accrued expenses                                                                        340              202
                                                                                ------------------------------------
Total current liabilities                                                                2,069            1,660
                                                                                ------------------------------------
Other liabilities                                                                          170              172
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
     Authorized shares--25,000,000;
     No issued and outstanding shares                                                        -                -
   Common stock, $.001 par value:
     Authorized shares--100,000,000;
     Issued and outstanding shares--10,015,036 in 1997
       and 9,938,634 in 1996                                                                10               10
   Additional paid-in capital                                                           39,807           39,608
   Accumulated deficit                                                                  (8,459)          (3,924)
                                                                                ------------------------------------
Total stockholders' equity                                                              31,358           35,694
                                                                                ------------------------------------
Total liabilities and stockholders' equity                                             $33,597          $37,526
                                                                                ====================================

See accompanying notes.



                                      F-2

                                   Page - 39

             Technical Chemicals and Products, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                    (Amounts in thousands, except share data)
                                                                                Year ended December 31
                                                                 ------------------------------------------------------
                                                                          1997              1996             1995
                                                                 ------------------------------------------------------
Gross product sales                                                $       6,240     $       5,727     $       4,712
Returns and allowances                                                        46               159               524
                                                                 ------------------------------------------------------
Net product sales                                                          6,194             5,568             4,188
Cost of product sales                                                      3,417             3,706             3,252
                                                                 ------------------------------------------------------

Gross profit                                                               2,777             1,862               936

R&D contract revenue                                                         423             1,280                 -

Operating expenses:
   Selling, general and administrative                                     6,575             4,079             1,807
   Research and development                                                2,726             1,767               435
   Depreciation and amortization                                           1,742             1,670               219
                                                                 ------------------------------------------------------
                                                                          11,043             7,516             2,461
                                                                 ------------------------------------------------------

Loss from operations                                                      (7,843)           (4,374)           (1,525)
Other income (expense):
   Interest income                                                           731               529               164
   Interest expense                                                          (14)             (208)              (72)
                                                                 ------------------------------------------------------
Loss before income tax benefit and extraordinary item                     (7,126)           (4,053)           (1,433)
Income tax benefit                                                         2,637             1,503                 -
                                                                 ------------------------------------------------------
Loss before extraordinary item                                            (4,489)           (2,550)           (1,433)
Extraordinary item - loss on early extinguishment of debt                      -                 -                61
                                                                 ======================================================
Net loss                                                         $        (4,489)  $        (2,550)  $        (1,494)
                                                                 ======================================================
Basic and diluted loss per common share:
   Before extraordinary item                                     $          (.45)  $          (.27)  $          (.20)
   Extraordinary loss                                                          -                 -              (.01)
                                                                 ======================================================
Basic and diluted net loss per common share                      $          (.45)  $          (.27)  $          (.21)
                                                                 ======================================================

Weighted average number of common shares outstanding                   9,992,066         9,290,476         7,069,507
                                                                 ======================================================
Unaudited pro forma information:
   Loss before income taxes and extraordinary item                                                   $        (1,433)
Income tax benefit:
   Current                                                                                                       214
   Deferred                                                                                                        6
                                                                                                     ------------------
                                                                                                                 220
                                                                                                     ------------------
Loss before extraordinary item                                                                                (1,213)
Extraordinary item - loss on early extinguishment of debt                                                         61
                                                                                                     ==================
Net loss                                                                                             $        (1,274)
                                                                                                     ==================

Basic and diluted loss per common share:
   Before extraordinary item                                                                         $          (.17)
   Extraordinary loss                                                                                           (.01)
                                                                                                     ------------------
Basic and diluted net loss per common share                                                          $          (.18)
                                                                                                     ==================

See accompanying notes.

                                      F-3

                                   Page - 40


             Technical Chemicals and Products, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                    (Amounts in thousands, except share data)

                                           Common Stock                                    Retained
                                ------------------------------------                       Earnings
                                    Number of                          Additional        (Accumulated
                                      Shares           Amount       Paid-In Capital        Deficit)           Total
                                -----------------------------------------------------------------------------------------
Balance at January 1, 1995            4,611,666           $  5           $     217          $    310        $     532
   Shares issued, net of
     costs of $1,006                  2,570,000              2               3,832                 -            3,834
   Distributions paid                         -              -                   -              (269)            (269)
   Shares issued for
     acquisition of certain
     assets of Pharma Patch
     Public Limited Company             886,214              1              13,434                 -           13,435
   Shares issued upon
     exercise of options                 50,000              -                 100                 -              100
   Net loss                                   -              -                   -            (1,494)          (1,494)
   Adjustment for unrealized
     gains on investments                     -              -                   -                15               15
                                -----------------------------------------------------------------------------------------
Balance at December 31, 1995          8,117,880              8              17,583            (1,438)          16,153
Shares issued, net of costs
   of $1,103                          1,600,000              2              21,225                 -           21,227
Shares issued upon exercise
   of options and warrants              190,754              -                 380                 -              380
Shares issued in connection
   with acquisition of
   Health-Mark                           15,000              -                 195                 -              195
Shares issued in lieu of rent            15,000              -                 225                 -              225
Net loss                                      -              -                   -            (2,550)          (2,550)
Adjustment for unrealized
   gains on investments                       -              -                   -                64               64
                                -----------------------------------------------------------------------------------------
Balance at December 31, 1996          9,938,634             10              39,608            (3,924)          35,694
Shares issued upon exercise
   of warrants                           76,402              -                 199                 -              199
Net loss                                      -              -                   -            (4,489)          (4,489)
Adjustment for unrealized
   losses on investments                      -              -                   -               (46)             (46)
                                =========================================================================================
Balance at December 31, 1997         10,015,036            $10             $39,807           $(8,459)         $31,358
                                =========================================================================================

See accompanying notes.

                                      F-4

                                   Page - 41


             Technical Chemicals and Products, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)
                                                                              Year ended December 31
                                                              ------------------------------------------------------
                                                                    1997             1996               1995
                                                              ------------------------------------------------------
Operating activities
Net loss                                                             $(4,489)          $(2,550)         $(1,494)
Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation                                                        399               354               92
     Amortization                                                      1,343             1,316              127
     Deferred income taxes                                            (2,637)           (1,503)               -
     Loss on extinguishment of debt                                        -                 -               61
     Minority interest in subsidiary                                       -                 -                4
     Changes in operating assets and liabilities,
      net of acquisitions:
       Accounts receivable                                               123            (1,339)            (172)
       Inventory                                                        (812)             (491)            (162)
       Other current assets                                              264                94             (104)
       Accounts payable and accrued expenses                             409               472              376
                                                              -------------------------------------------------------
Net cash used by operating activities                                 (5,400)           (3,647)          (1,272)

Investing activities
Purchase of property and equipment                                      (697)           (1,273)            (112)
Deposit on equipment                                                       -                 -              (79)
(Increase) decrease in other assets                                       (4)               45               58
Cash paid for acquisition of certain assets of Pharma
   Patch Public Limited Company                                            -                 -             (286)
Purchase of investments                                               (2,000)          (11,618)          (2,101)
Proceeds from sale of investments                                      9,626             1,100            1,005
Investment in patents and intangible assets                              (15)               (9)             (20)
Payments to affiliates                                                     -                 -              (30)
                                                              ------------------------------------------------------
Net cash provided by (used in) investing activities                    6,910           (11,755)          (1,565)

Financing activities
Net proceeds from issuance of common stock                                 -             21,227           3,834
Proceeds from stock options or warrants exercised                        199                380             100
Repayment of notes                                                         -             (5,189)              -
Repayment of notes payable to related parties                              -                (75)              -
Payments on notes payable to stockholders                                  -                  -            (280)
Payments on note payable to majority stockholder                           -                  -            (100)
Stockholder distributions                                                  -                  -            (269)
                                                              ------------------------------------------------------
Net cash provided by financing activities                                199             16,343           3,285
                                                              ------------------------------------------------------
Net increase in cash and cash equivalents                              1,709                941             448
Cash and cash equivalents at beginning of year                         1,607                666             218
                                                              ------------------------------------------------------
Cash and cash equivalents at end of year                               3,316              1,607             666
                                                              ======================================================

                                   Page - 42

Supplemental disclosure of cash activities
Cash paid during the year for interest                              $     14          $     208       $       8
                                                              ======================================================

Supplemental disclosure of non-cash activities

See Notes 2, 7, and 10 for certain non-cash investing and financing activities.

See accompanying notes.

                                      F-6

                                   Page - 43

             Technical Chemicals and Products, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996, and 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

     Technical Chemicals and Products, Inc. and subsidiaries (the Company) is principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and at other point of care locations throughout the world. The Company's medical diagnostic products employ its patented and proprietary membrane-based technology. In addition to its ongoing diagnostics business, the Company is involved in the research, development and commercialization of transdermal and mucosal drug delivery systems and skin permeation enhancers.

Basis Of Consolidation

     The accompanying consolidated financial statements include Health-Mark Diagnostic, L.L.C. (Health-Mark) and Health Test, Inc., which are both wholly-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.

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

Investments

     Investments are carried at fair market value based on quoted market prices, with resulting unrealized holding gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income. Interest and dividends on investments are included in interest income. The cost of investments sold is based on the specific identification method.

Inventory

     Inventory, consisting of raw materials, work in process and finished goods, is valued at the lower of cost (computed on the first-in, first-out method) or market.

Property And Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized and depreciated over their estimated useful lives.

                                   Page - 44

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

Research And Development

     Research and development is expensed as incurred. Payments received for research and development arrangements are recognized as R & D contract revenue.

Advertising Costs

     Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were approximately $449,000, $21,000, and $9,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

Income Taxes

     Prior to February 2, 1995, the Company had elected to be taxed as an S corporation pursuant to the provisions of the Internal Revenue Code. Under this election, the operating results of the Company were reported in the income tax returns of the stockholders. Upon the completion of the initial public offering effective February 2, 1995, the Company became subject to corporate income taxes.

Accounting For Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees primarily with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for these stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, generally recognizes no compensation expense for stock options granted at fair value. The Company recognizes compensation expense for stock options granted with an exercise price below the fair value of the shares on the date of grant.

                                   Page - 45

     Under the Company's stock option plans, the Company may grant stock options for a fixed number of shares to independent consultants and contractors primarily with an exercise price equal to the fair market value of the shares on the date of grant. The Company accounts for these stock option grants using the fair value method of Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The fair value of these options is estimated at the date of grant using a stock option pricing model and recognized as compensation cost.


Net Loss Per Share

     Basic and diluted net loss per share, including that which is presented on a pro forma basis, is calculated using the weighted average number of common shares outstanding during the respective periods. Common stock equivalents are not included in the computation of net loss and pro forma net loss per share in 1997 and 1996 as their effect is antidilutive.

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128, which applies to entities with publicly held common stock, simplifies and replaces the standards for computing earnings per share previously required in APB Opinion No. 15, Earnings per Share, and makes them comparable to international earnings per share standards. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of the provisions of SFAS No. 128 did not have a material impact on the calculation of earnings per share due to the antidilutive effect of the Company's common stock equivalents.

Use Of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Changes

     In 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires certain financial information to be disclosed for each operating segment. The Company will adopt these statements during 1998, and they are not expected to have a material effect on the financial statements.

                                   Page - 46

2. Acquisitions

     On November 15, 1995, the Company purchased certain assets of Pharma Patch Public Limited Company (Pharma Patch), an Ireland corporation, including substantially all of the assets of its wholly-owned subsidiary, PP Holdings, Inc. (PPH), a California corporation (collectively referred to as the Purchased Assets). The Purchased Assets consisted of accounts receivable of $207,917, property and equipment of $1,624,330 and intangible assets of $16,801,641. The Company (i) issued an aggregate of 886,214 shares of its common stock valued at $13,435,000; (ii) assumed responsibility for an approximate $5,000,000 debt owed to Flora, Inc. (Flora) by issuing promissory notes in the aggregate principal amount of $5,188,888, and (iii) paid $10,000 in cash. The Company incurred acquisition costs of $275,945 which are included in intangible assets.

     The acquisition of the Purchased Assets, described above, was recorded pursuant to the purchase method of accounting and, therefore, the operating results related to the Purchased Assets are included in the Company's operating results beginning November 15, 1995. The Purchased Assets are presently utilized principally in research and development activities.

     The following summarized unaudited pro forma results of operations for the year ended December 31, 1995 assume the acquisition of the Purchased Assets occurred as of the beginning of the year. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on the date indicated, or which may result in the future (in thousands, except per share amounts).


                                                                                            Pro forma
                                                                                               1995
                                                                                        -------------------
                                                                                           (Unaudited)

         Net sales                                                                             $ 4,578
                                                                                        ===================

         Loss before extraordinary item                                                        $(5,799)
         Extraordinary loss                                                                         61
                                                                                        -------------------
         Net loss                                                                              $(5,860)
                                                                                        ===================
         Loss per common share:
            Before extraordinary item                                                          $  (.73)
            Extraordinary loss                                                                    (.01)
                                                                                        -------------------
         Net loss per common share                                                             $  (.74)
                                                                                        ===================

3. Estimated Fair Value Of Financial Instruments

     The carrying value of cash and cash equivalents, investments, trade accounts receivable and short-term borrowings reflected in the consolidated financial statements approximate market value. The market value of investments is determined based upon quoted prices for the same or similar securities (See
Note 5). Management believes that the other financial instruments approximate market value because they were entered into during the current year and there have been no significant changes in their status that would affect their market value.

                                   Page - 47

4. Details Of Balance Sheet

     Details of selected balance sheet accounts at December 31 are as follows (in thousands):

                                                                             1997              1996
                                                                       ------------------------------------
         Accounts receivable
            Accounts receivable                                               $ 2,073          $ 2,196
            Allowance for doubtful accounts                                       (18)             (18)
                                                                       ------------------------------------
                                                                              $ 2,055          $ 2,178
                                                                       ====================================

         Inventories
            Raw materials and supplies                                        $ 1,144          $   578
            Work in process                                                       185               50
            Finished goods                                                        523              411
                                                                       ------------------------------------
                                                                              $ 1,852          $ 1,039
                                                                       ====================================

         Property and equipment
            Furniture, fixtures and equipment                                 $ 2,849          $ 2,194
            Real property                                                         217              217
            Leasehold improvements                                                904              863
                                                                       ------------------------------------
                                                                                3,970            3,274
            Accumulated depreciation                                           (1,139)            (565)
                                                                       ------------------------------------
                                                                              $ 2,831          $ 2,709
                                                                       ====================================

         Patents and trademarks
            Patents and trademarks                                            $15,025          $15,008
            Accumulated amortization                                           (2,113)          (1,121)
                                                                       ------------------------------------
                                                                              $12,912          $13,887
                                                                       ====================================

         Goodwill
            Goodwill                                                          $ 2,494          $ 2,494
            Accumulated amortization                                             (343)            (166)
                                                                       ------------------------------------
                                                                              $ 2,151          $ 2,328
                                                                       ====================================

                                      F-11
                                   Page - 48

5. Investments

     Investments consist of the following (in thousands):

                                                                            Gross
                                                                        Unrealized               Fair
         December 31, 1997                                     Cost         Gains                Value
                                                     ------------------------------------------------------

         U.S. Government agency bonds                        $  2,998          $19             $  3,017
         U.S. Corporate bond                                      990           14                1,004
                                                     ------------------------------------------------------
                                                             $  3,988          $33             $  4,021
                                                     ======================================================

         December 31, 1996

         U.S. Corporate bonds                                $  7,618          $72             $  7,690
         U.S. Government agency bonds                           3,996            7                4,003
                                                     ------------------------------------------------------
                                                             $ 11,614          $79             $ 11,693
                                                     ======================================================

     The contractual maturity of investments at December 31, 1997, is as follows (in thousands):

                                                                                                 Fair
                                                                                Cost             Value
                                                                       ------------------------------------
         Due between one year and five years                                   $1,988           $2,000
         Due after five years                                                   2,000            2,021
                                                                       ------------------------------------
                                                                               $3,988           $4,021
                                                                       ====================================

6. Income Taxes

Historical

     As discussed in Note 1, the Company became subject to corporate income taxes concurrent with the February 2, 1995 public offering. For all reporting periods prior to that date, the Company elected S Corporation status and was not subject to income taxes.

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                                      F-12
                                   Page - 49

     The components of the income tax benefit for the years ended December 31 are as follows (in thousands):

                                                                               1997              1996
                                                                       ------------------------------------

         Current                                                          $        -       $        -
         Deferred                                                             (2,637)          (1,503)
                                                                       ------------------------------------
         Total                                                               $(2,637)         $(1,503)
                                                                       ====================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of December 31 are as follows (in thousands):

                                                                               1997              1996
                                                                       ------------------------------------
         Net operating losses                                                  $4,800           $1,936
         Depreciation and amortization                                            (79)             133
         Other                                                                     (8)               7
                                                                       ------------------------------------
         Net deferred tax assets                                                4,713            2,076
         Valuation allowance                                                     (573)            (573)
                                                                       ------------------------------------
         Net deferred taxes                                                    $4,140           $1,503
                                                                       ====================================

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, including tax planning strategies are prudent and feasible that the Company would implement, management has determined that an approximately $573,000 valuation allowance at December 31, 1997 and 1996 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At December 31, 1997, the Company has available net operating loss carryforwards of approximately $12,562,000, which expire in the years 2010 through 2012.

     The reconciliation of the expected income tax expense for the years ended December 31 computed on loss before income taxes at federal statutory rates is as follows:

                                                             1997              1996               1995
                                                       --------------------------------------------------------

         Tax at federal statutory rate                      (34.00)%         (34.00)%          (34.00)%
         State and local income taxes, net of federal
            tax benefit                                      (4.19)           (4.88)            (5.83)
         Nondeductible items                                   .15             1.50                 -
         Change in valuation allowance                           -                -             38.85
         Other                                                1.04              .30              1.48
                                                       --------------------------------------------------------
         Total                                              (37.00)%         (37.08)%            0.5%
                                                       ========================================================

                                   Page - 50

Pro Forma

     The pro forma tax provision for the year ended December 31, 1995 reflects the benefit for a portion of the net operating loss that could have been carried back to prior years based on pro forma provisions in those years.

     The unaudited pro forma income tax credit differed from the amount computed by applying the federal statutory rate of 34% to loss before income taxes as follows:

                                                                             1995
                                                                       ------------------

         Tax at federal statutory rate                                      (34.00)%
         State and local income taxes, net of federal tax benefit            (5.83)
         Change in valuation allowance                                       24.03
         Other                                                                1.06
                                                                       ------------------
                                                                            (14.74)%
                                                                       ==================

7. Related Party Transactions

     The Company and its founding major stockholder are parties to an exclusive, worldwide license agreement dated January 31, 1996 (License Agreement) under which the Company has the right to manufacture, promote, market and sell all medical, pharmaceutical and health care products and devices created by the major stockholder on or before the date of the License Agreement (Technology). The License Agreement is for a term of twenty years with automatic renewals and requires annual fees equal to the greater of (i) 3% of net collected sales revenues from products based upon the Technology or (ii) $10,000, with an aggregate maximum limitation of $10,000,000. The License Agreement replaces an earlier license agreement with similar provisions. During 1997 and 1996, the major stockholder earned approximately $148,000 and $114,000, respectively, pursuant to the License Agreement. The major stockholder waived all licensing fees due him for the year ended December 31, 1995.

     The Company and its major stockholder entered into an employment agreement effective January 16, 1996, amending an employment agreement dated January 1, 1993, under which the major stockholder serves as president. The terms provide for a salary of $125,000 per year for the first five years beginning January 1, 1993 (with 5% per year raises) as annual base compensation, plus an annual bonus equal to at least 5% of the consolidated pretax income of the Company. During 1997, 1996 and 1995, the president received salaries of approximately $152,000, $145,000 and $138,000, respectively.

     In connection with the amendment of the employment agreement described above, the Company issued its major stockholder an option to purchase 500,000 shares of common stock at an exercise price of $15 per share.

                                      F-14
                                   Page - 51

8. Significant Customer

A  significant  part of the  Company's  business is dependent  upon one European customer. During the years ended December 31, 1997, 1996 and 1995, this customer accounted for approximately $3,084,000, $3,099,000 and $2,971,000 of sales, respectively. As of December 31, 1997 and 1996, accounts receivable from this customer were approximately $1,265,000 and $1,079,000, respectively.

9. Commitments And Contingencies

Leases

     The Company leases its operating facilities under operating leases expiring in June and October 1999. Rent expense under operating leases for the years ended December 31, 1997, 1996 and 1995 was approximately $618,000, $582,000 and $180,000, respectively.

     At December 31, 1997, future minimum rentals, subject to cost-of-living adjustments, are approximately as follows (in thousands):

         1998                                            $569
         1999                                             359
                                                   ------------------
                                                         $928
                                                   ==================

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

     In addition to the above, the Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings, including those described above, will not have a material adverse effect on the Company's results of operations or financial position.
                                      F-15
                                   Page - 52

10. Stockholders' Equity

     In January 1996, the Company adopted Amended and Restated Articles of Incorporation and Amended and Restated Bylaws which include certain anti-takeover provisions. In addition, the Company adopted a Stockholder Protection Agreement (the Rights Amendment). Pursuant to the terms of the Rights Agreement, preferred stock purchase rights (Rights) were distributed, as a dividend, to stockholders of record as of the date the Company entered into the Rights Agreement, at a rate of one Right for each share of the Company's common stock held on the record date.

     In March  1996,  the  Company  adopted  Amended  and  Restated  Articles of
Incorporation increasing the authorized capital stock of the Company to 125,000,000 shares (one hundred million (100,000,000) common, par value $.001, and twenty-five million (25,000,000) preferred, par value of $.001).

     During 1996, the Company issued 15,000 shares of common stock in lieu of rent for a warehouse facility. The agreement guarantees a minimum stock price of $15 per share at the end of the three year lease; otherwise, additional shares will be issued to provide $225,000 of compensation for the three year lease. The fair value of the common stock issued was recorded as an other current asset and amortized over the lease term.

     In January 1996, Pharma Patch was granted a two-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $15 per share, in exchange for certain concessions regarding the Company's 1996 public offering.

     In August 1994, the Company consummated a private placement of securities issuing 420,000 shares of its common stock for $280,000 and notes totaling $280,000 at 9% annual interest. The notes were paid during the year ended December 31, 1995. Remaining deferred loan costs of approximately $61,000 were written off as an extraordinary loss on early extinguishment of debt.

     In conjunction with the 1995 initial public offering, the Company issued 220,000 warrants with an exercise price of $2.60 and a term of four years to the representative of the underwriters. As of December 31, 1997, 181,156 warrants were exercised and 38,844 were outstanding which expire in February 2000. The fair market value of the warrants was recorded as a reduction of the proceeds from the issuance of common stock.

     During 1995, the Company's Board of Directors approved a distribution of approximately $269,000 to stockholders, of which approximately $257,000 was paid to the majority stockholder.

     During 1996, the Company amended its Incentive Stock Option Plan (the Plan) under which 800,000 shares of common stock are reserved for issuance to employees of the Company. The exercise price of any stock option granted under the Plan to an eligible employee must be at least equal to the fair market value of the shares on the date of the grant. Under the Amended Plan options expire seven years from the date of the grant, but the vesting period is discretionary. The vesting period for 15,000 of the options outstanding under the Plan at December 31, 1997 is five years from the date of grant. The remaining 2,500 options vest three years from the date of grant.

                                      F-16
                                   Page - 53

     The following table summarizes information relative to the Company's options granted under the Plan:

                                                                                         Weighted Average
                                                                            Shares        Excerise Price
                                                                       ------------------------------------

           Outstanding at January 1, 1996                                           -         $  -
           Granted                                                             12,500           15
                                                                       ------------------------------------

           Outstanding at December 31, 1996                                    12,500           15
           Granted                                                              5,000           15
                                                                       ------------------------------------

           Outstanding at December 31, 1997                                    17,500          $15
                                                                       ====================================

           Exercisable at December 31, 1997                                         -         $  -
                                                                       ====================================

                                   Page - 54

     The Company has also granted options (not under the Plan) as incentives to new employees and independent contractors who have performed services for the Company. The following table summarizes information relative to the Company's options not issued under the Plan:


                                                                                          Weighted Average
                                                                            Shares        Exercise Price
                                                                       ------------------------------------

         Outstanding at January 1, 1995                                       116,000        $ 3.37
         Granted                                                               40,000          7.85
         Exercised                                                            (50,000)         2.00
                                                                       ------------------------------------

         Outstanding at December 31, 1995                                     106,000          3.74
         Granted                                                              732,000         14.65
         Exercised                                                            (86,000)         1.25
                                                                       ------------------------------------

         Outstanding at December 31, 1996                                     752,000         14.65
         Granted                                                              161,500          9.67
         Canceled                                                             (54,000)        15.00
                                                                       ------------------------------------

         Outstanding at December 31, 1997                                     859,500        $13.69
                                                                       ====================================

         Exercisable at December 31, 1997                                     642,498        $14.23
                                                                       ====================================

         Weighted-average fair value of options granted during 1997          $   4.80
                                                                       ==================


     Options not issued under the Company's stock option plan are subject to various vesting provisions and have expiration terms ranging from five to ten years.

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

     Pro forma  information  regarding  net  income  and  earnings  per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method required by Statement 123. The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 6.11%; volatility factors of the expected market price of the Company's common stock of .701; and a weighted-average expected life of the option ranging from three to five years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (amounts in thousands, except per share amounts):

                                                              1997             1996              1995
                                                     ------------------------------------------------------

           Pro forma net loss                               $(4,876)          $(2,819)         $(1,735)
           Pro forma loss per share                            (.49)             (.30)            (.24)

     The weighted-average remaining contractual life of options is 7.6 years.

     Shares of common stock reserved for future issuance at December 31, 1997 are as follows:

         Options                                                              1,659,500
         Warrants                                                               138,844
                                                                       ------------------
                                                                              1,798,344
                                                                       ==================

                                   Page - 55

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers of the Company are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions and ages of the Company's executive officers and directors as of December 31, 1997.

Name                                                 Age     Position

Jack L. Aronowitz(1)(3) .....................         57     President,  Chief  Executive  Officer and  Chairman of the Board
                                                             of Directors

Martin Gurkin, Ph.D..........................         65     Senior Vice President, Chief Operating Officer and Director

Kathryn R. Harrigan, M.B.A., D.B.A.(1)(2)(3)          46     Director

Stephen J. Dresnick, M.D., FACEP(2)(3)......          47     Director

Clayton Rautbord(1)(2)(3)....................         70     Director

Stuart R. Streger, C.P.A. ...................         46     Vice President of Finance and Chief Financial Officer

Colin A. Morris..............................         57     Vice President,  Transdermal  Manufacturing  and Chief Operating
                                                             Officer of the Pharmetrix Division

Robert G. Backosky...........................         44     Vice President of Marketing

Gregory J. Candelmo..........................         36     Vice President of Sales

----------------------------------------
(1)  Member of the Company's Audit Committee
(2)  Member of the Company's Compensation and Stock Option Committee
(3)  Member of the Company's Board Organization and Governance Committee

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

                                   Page - 56

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

     KATHRYN R. HARRIGAN, M.B.A., D.B.A., has been a Director of the Company since 1996. Ms. Harrigan has been a professor at Columbia Business School since 1981 and was named the Henry L. Kravis Professor of Business Leadership at Columbia Business School in 1993. Since 1994, Professor Harrigan has served on the Board of Directors of Cambrex Corporation (AMEX: CMB), a company engaged in the international specialty chemicals business. She is also a Director of Johns Manville Corp. (NYSE: JM), an international building and filtration company, as well as a Director or advisor of various other privately-held companies.

     STEPHEN J. DRESNICK, M.D., FACEP, has been a Director of the Company since 1997. Dr. Dresnick is Vice Chairman of FPA Medical Management, Inc. (Nasdaq:
FPAM). Prior to a merger with FPA Medical Management in 1996, Dr. Dresnick was President and Chief Executive Officer of Sterling Healthcare Group, Inc., a publicly-held hospital emergency department contract management and primary care physician practice management company, which he founded in 1987. He has more than 25 years of experience in the medical sector and executive management and brings to the TCPI Board well-established relationships with the scientific and financial communities. In addition to serving on the FPA Medical Management Board of Directors, he also is a director of Embassy Acquisition Corp. (Nasdaq:
MBCA) as well as a director or trustee for various other privately-held healthcare related organizations.

     CLAYTON L. RAUTBORD has been a Director of the Company since August 1996. Mr. Rautbord is presently the Secretary and Treasurer of Wenk Aviation Insurance Corporation. From 1980-1989, he was the founder and President of Photo Con-X-Ion, Inc., a manufacturer of photographic chemicals, and was the President and CEO of APECO, a company listed on the NYSE, from 1963-1974. Mr. Rautbord has previously served on the boards of Ozark Airlines, Metropolitan Bank of Chicago, Amalgamated Bank of Chicago, and Euclid Equipment Company of Long Island, New York. In addition to TCPI's Board of Directors, Mr. Rautbord also serves on the Board of Directors of Albany Bank and Trust Company in Chicago.

     STUART R. STREGER, C.P.A. has been Vice President and Chief Financial Officer of the Company since April 1996. Prior to joining TCPI, Mr. Streger served as Chief Financial Officer of Carfel, Inc., an auto parts manufacturer and after-market distribution company from September 1994 to March 1996. From August 1993 to September 1994, he was Chief Financial Officer of Chick Master International, a global manufacturer and distributor of poultry equipment. From August 1980 to August 1993, Mr. Streger was Chief Financial Officer of Rosco Laboratories, Inc., a worldwide distributor and manufacturer of television and film production products. From 1973 to 1977, Mr. Streger was employed as a senior auditor and served in many other capacities with the accounting firm of KPMG Peat Marwick LLP.

     COLIN A. MORRIS has been Vice President of Transdermal Manufacturing since February 1997. He has operating responsibilities for TCPI's portfolio of transdermal drug delivery products and related contract services, and directs all activities at the Company's R & D facility in Menlo Park, California, operated by its Pharmetrix Division. In addition, Mr. Morris is involved in the ongoing development of the Company's TD Glucose Monitoring System. Prior thereto, the transitioned Noven Pharmaceuticals(Nasdaq: NOVN), which operates of one of the most advanced transdermal R & D and manufacturing facilities in the world, from the development stage to global commercialization as Vice President of Operations and later as Vice President of Corporate Planning. Mr. Morris also has held senior-level positions with Rhone-Poulenc Rorer, Inc. as Senior Director of World Wide Engineering, Director of Process Engineering with Sterling Drug, Inc., and international and domestic positions with Johnson & Johnson.

                                   Page - 57

     ROBERT G. BACHKOSKY joined the Company as Vice President of Marketing and Business Development in August 1997. Mr. Bachkosky directs the global marketing programs for TCPI's expanding portfolio of diagnostic products used by consumers and healthcare professionals. He has more than 20 years of experience in sales and marketing of medical diagnostic, scientific and general healthcare products. During the past 12 years, Mr. Bachkosky held various senior level positions with Boehringer-Mannheim Corporation in Indianapolis, Indiana, and most recently was responsible for market development of "Point of Care" products to Latin America and Canada. His additional healthcare experience includes Cordis Laboratories, Curtin Matheson Scientific, and employment as a Medical Technologist for Greater Southeast Community Hospital in Washington, D.C.

     GREGORY J. CANDELMO is the Company's Vice President of Sales. Prior to joining TCPI in 1998, he was North American Director of Sales and Marketing for GDS Diagnostics. Previously, he was with Boehringer-Mannheim Corporation from 1991 to 1997 where he served in various sales management positions that included Diagnostic Systems Director of Sales, Lab Diagnostics Regional Business Manager, AccuData System Product and Marketing Manager, and Diabetes Care Division Regional Sales Manager. Mr. Candelmo also held sales management and field sales positions with Behring Diagnostics, CooperBiomedical/Techicon Instruments and Proctor and Gamble.

     There is no family relationship between any executive officer or director of the Company.


                                   Page - 58

Item 11.          EXECUTIVE COMPENSATION
Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT
Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 11, 12 and 13 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's Annual Meeting of Shareholders to be held during 1998.


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

                  (2) Financial Statement Schedules.




                      TECHNICAL CHEMICALS & PRODUCTS, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                    12/31/97

                                        Balance at Beginning of     Additions Charged to        Balance at End of
             Description                         Period                     Cost                     Period
----------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1997:
Allowance for doubtful accounts                $  18,000                     -                      $  18,000
Tax Valuation Allowance                          572,801                     -                        572,801
                                        ------------------------------------------------------------------------------
Total                                          $ 590,801                     -                      $ 590,801
                                        ==============================================================================


Year Ended December 31, 1996:
Allowance for doubtful accounts                $  18,000                     -                      $  18,000
Tax Valuation Allowance                          572,801                     -                        572,801
                                        ------------------------------------------------------------------------------
Total                                          $ 590,801                     -                      $ 590,801
                                        ==============================================================================


Year Ended December 31, 1995:
Allowance for doubtful accounts                $  10,000               $   8,000                    $  18,000
Tax Valuation Allowance                                -                 572,801                      572,801
                                        ------------------------------------------------------------------------------
Total                                          $  10,000               $ 580,801                    $ 590,801
                                        ==============================================================================

     All other Financial Statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.

                                   Page - 59

                  (3)  Exhibits.

Exhibit                               Exhibit Description
Number
2.           *          Asset Purchase Agreement among Pharma Patch Public
                        Limited Company, PP Holdings,  Inc. and the    Company.
3.1          *****      Amended and Restated Articles of Incorporation of the
                        Company.
3.2          *****      Amended and Restated Bylaws of the Company.
4.1          *****      See Exhibits 3.3 and 3.4 for provisions of the Amended
                        and Restated  Articles of Incorporation and the Amended
                        and  Restated  Bylaws of the Company defining the rights
                        of holders of Common Stock of the Company.
4.2          ***        Form of Common Stock Certificate of the Company.
10.1         *****      Employment  Agreement  between Jack L.  Aronowitz and
                        the Company dated  December 31, 1992, as
                        amended.
10.2         *****      Amended and Restated 1992 Incentive Stock Option Plan.
10.3                    *****   Cancellation  and  Exclusive  License  Agreement
                        between Jack Aronowitz and the Company dated January 31,
                        1996.
10.4         *****      Stock  Option  Agreement  between the Company and Martin
                        Gurkin,Stuart R. Streger, Colin Morris, Kathryn Harrigan
                        Clayton Rautbord and Stephen Dresnick.
10.5         **         Lease-Pompano Beach, Florida.
10.5.1       *****      Business Lease Extension-Pompano Beach, Florida.
10.5.2       *****      Main Lease-Menlo Park, California; Sublease-Menlo Park.
10.5.3       *****      Assignment and Assumption of Sublease and Landlord's
                        Consent Thereto  between Menlo Business Park,  Patrician
                        Associates,  Inc., Flora, Inc., Pharma Patch PLC and
                        Technical Chemicals and Products, Inc.dated November 15,
                        1995.
10.6         **         Health-Mark Diagnostics, Inc. Shareholders Agreement
                        dated March 7, 1994.
10.7         ****       Stock Option Agreement with Cleve Laird dated July 29,
                        1994.
10.8         ***        Warrant Agreement between the Company and Jack L.
                        Aronowitz.
10.9         *****      Supplemental  Agreement by and between  Pharma Patch
                        Public  Limited  Company and PP Holdings,
                        Inc. dated January 16, 1996.
10.10        **         Agreement between the Company and Equity Communications
                        dated January 6, 1995.
10.11        *****      Letter Agreement between the Company and Redstone
                        Securities, Inc. dated January 15, 1996.
10.12        *****      Letter Agreement between the Company and Ira Weingarten
                        dated January 15, 1996.
10.13        *****      Letter Agreement with Flora, Inc.dated February 5, 1996.
10.14        ******     Employment Agreement between the Company and Martin
                        Gurkin dated January 1996.
10.15        ******     Stock Option Agreement with Martin Gurkin dated November
                        1996.
21           *****      Subsidiaries of the Company.
23           Filed      Consent of Ernst & Young LLP.
             Herewith

                                   Page - 60

27           Filed      Financial Data Schedule (EDGAR Filing)
             Herewith
99.1         **         Licenses, Permits and Approvals-Federal.
99.2         **         Licenses, Permits and Approvals-State.
99.3         **         Licenses, Permits and Approvals-County.
99.4         **         FDA Product List.
99.5         **         United States Patents.
99.7         ******     Pharmetrix Division of TCPI Patents.
99.8         ******     Pharmetrix Division of TCPI Licenses, Permits and
                        Approvals.
99.6         **         Canadian Patents.

             * Incorporated by reference to the exhibit of the same number in the Company's Form 8-K filed on November 29, 1995.
             ** Incorporated by reference to exhibit of the same number in Registration Statement on Form
                        SB-2 filed on October 28, 1994 (No. 33-85756).
             *** Incorporated by reference to exhibit of the same number in Amendment No.4 to the Registration Statement on Form S-1 filed April 23, 1996 (No. 333-1272).
             **** Incorporated by reference to exhibit of the same number in Amendment No. 1 to Registration Statement on Form SB-2 filed on January 13, 1995 (No. 33-85756).
             ***** Incorporated by reference to exhibit of same number filed in the Company's Registration
                        Statement  on  Form  S-1  on  February 12, 1996
                        (No. 333-1272).
             ****** Incorporated by reference to exhibit of the same number filed in Amendment No. 2 to the Company's Registration Statement on Form S-1 on March 20, 1996.

          B. No reports on Form 8-K have been filed by the Company during the last quarter of 1997.

                                   Page - 61

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

                                              Date:    March 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                        Date


/SIGNED/                        President, Chief Executive        March 24, 1998
Jack L. Aronowitz               Officer and Chairman of the
                                Board (Principal Executive
                                Officer)

/SIGNED/                        Senior Vice President, Chief      March 24, 1998
Martin Gurkin                   Operating Officer and Director


/SIGNED/                        Vice President, Chief Financial   March 24, 1998
Stuart R. Streger               Officer (Principal Financial
                                Officer and Principal Accounting
                                Officer)

/SIGNED/                        Director                          March 24, 1998
Kathryn R. Harrigan



/SIGNED/                        Director                          March 24, 1998
Stephen J.Dresnick,M.D.,FACEP



/SIGNED/                        Director                          March 24, 1998
Clayton Rautbord

                                   Page - 62

Exhibit                                Index to Exhibit
Number
2.           *          Asset Purchase Agreement among Pharma Patch Public
                        Limited Company, PP Holdings,  Inc. and the
                        Company.
3.1          *****      Amended and Restated Articles of Incorporation of the
                        Company.
3.2          *****      Amended and Restated Bylaws of the Company.
4.1          *****      See Exhibits 3.3 and 3.4 for provisions of the Amended
                        and Restated  Articles of Incorporation
                        and the Amended and  Restated  Bylaws of the Company
                        defining the rights of holders of Common Stock of the
                        Company.
4.2          ***        Form of Common Stock Certificate of the Company.
10.1         *****      Employment  Agreement  between Jack L.  Aronowitz and
                        the Company dated  December 31, 1992, as amended.
10.2         *****      Amended and Restated 1992 Incentive Stock Option Plan.
10.3         *****      Cancellation  and  Exclusive  License  Agreement
                        between Jack Aronowitz and the Company dated January 31,
                        1996.
10.4         *****      Stock  Option  Agreement between the  Company and Martin
                        Gurkin,  Stuart R.  Streger,  Colin Morris, Kathryn
                        Harrigan, Clayton Rautbord and Stephen Dresnick.
10.5         **         Lease-Pompano Beach, Florida.
10.5.1       *****      Business Lease Extension-Pompano Beach, Florida.
10.5.2       *****      Main Lease-Menlo Park, California; Sublease-Menlo Park.
10.5.3       *****      Assignment and Assumption of Sublease and Landlord's
                        Consent Thereto  between Menlo Business Park,  Patrician
                        Associates,  Inc., Flora, Inc., Pharma Patch PLC and
                        Technical Chemicals and Products, Inc.dated November 15,
                        1995.
10.6         **         Health-Mark Diagnostics, Inc. Shareholders Agreement
                        dated March 7, 1994.
10.7         ****       Stock Option Agreement with Cleve Laird dated July 29,
                        1994.
10.8         ***        Warrant Agreement between the Company and Jack L.
                        Aronowitz.
10.9         *****      Supplemental  Agreement by and between  Pharma Patch
                        Public  Limited  Company and PP Holdings,
                        Inc. dated January 16, 1996.
10.10        **         Agreement between the Company and Equity Communications
                        dated January 6, 1995.
10.11        *****      Letter Agreement between the Company and Redstone
                        Securities, Inc. dated January 15, 1996.
10.12        *****      Letter Agreement between the Company and Ira Weingarten
                        dated January 15, 1996.
10.13        *****      Letter Agreement with Flora,Inc. dated February 5, 1996.
10.14        ******     Employment Agreement between the Company and Martin
                        Gurkin dated January 1996.
10.15        ******     Stock Option Agreement with Martin Gurkin dated November
                        1996.
21           *****      Subsidiaries of the Company.
23           Filed      Consent of Ernst & Young LLP.
             Herewith

                                   Page - 63

27           Filed      Financial Data Schedule (EDGAR Filing)
             Herewith
99.1         **         Licenses, Permits and Approvals-Federal.
99.2         **         Licenses, Permits and Approvals-State.
99.3         **         Licenses, Permits and Approvals-County.
99.4         **         FDA Product List.
99.5         **         United States Patents.
99.7         ******     Pharmetrix Division of TCPI Patents.
99.8         ******     Pharmetrix Division of TCPI Licenses, Permits and
                        Approvals.
99.6         **         Canadian Patents.

             * Incorporated by reference to the exhibit of the same number in the Company's Form 8-K filed on November 29, 1995.
             ** Incorporated by reference to exhibit of the same number in Registration Statement on Form
                        SB-2 filed on October 28, 1994 (No. 33-85756).
             *** Incorporated by reference to exhibit of the same number in Amendment No. 4 to the Registration Statement on Form S-1 filed April 23, 1996(No. 333-1272)
             **** Incorporated by reference to exhibit of the same number in Amendment No. 1 to Registration Statement on Form SB-2 filed on January 13, 1995 (No. 33-85756).
             ***** Incorporated by reference to exhibit of same number filed in the Company's Registration Statement on Form S-1 on February 12, 1996 (No. 333-1272).
             ****** Incorporated by reference to exhibit of the same number filed in Amendment No. 2 to the Company's Registration Statement on Form S-1 on March 20, 1996.


                                   Page - 64