Form 10-Q
period 1998-03-31
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1998-05-15
CIK 924921

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                      Outstanding As Of May 12, 1998
                  -----                      ------------------------------

         Common Stock $ .001 par value                10,015,036



                  Transitional Small Business Disclosure Format (check one):
                                    YES_____     NO x

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
                                                   March 31,    December 31,
                                                     1998           1997
                                                -------------------------------
ASSETS                                            (Unaudited)    *(Audited)
Current assets:

  Cash and cash equivalents                     $     719       $  3,316
  Investments                                       4,120          4,021
  Accounts receivable, net                          1,924          2,055
  Inventory                                         2,676          1,852
  Other                                               300            226
                                                -------------------------------
Total current assets                                9,739         11,470
                                                -------------------------------
Property and equipment, net                         2,766          2,831
Patents and trademarks, net                        12,664         12,912
Goodwill, net                                       2,108          2,151
Deferred tax asset, net                             4,140          4,140
Other assets                                           94             93
                                                -------------------------------
Total assets                                    $  31,511       $ 33,597
                                                ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  1,564       $  1,729
  Accrued expenses                                    595            340
                                                -------------------------------
Total current liabilities                           2,159          2,069
                                                -------------------------------
Other liabilities                                     170            170
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value:
  Authorized shares--25,000,000;
  No issued and outstanding shares                     --             --
Common stock, $.001 par value:
  Authorized shares--100,000,000;
  Issued and outstanding shares--
  10,015,036 at 3/31/98 and 12/31/97                   10             10
  Additional paid-in capital                       39,807         39,807
  Accumulated deficit                             (10,635)        (8,459)
                                                -------------------------------
Total stockholders' equity                         29,182         31,358
                                                -------------------------------
Total liabilities and stockholders' equity       $ 31,511       $ 33,597
                                                ===============================

*Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes to the condensed consolidated financial statements.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share data)

                                                 Three Months Ended March 31,

                                                -------------------------------
                                                     1998           1997
                                                -------------------------------

Gross product sales                              $   1,631      $   1,239
Returns and allowances                                  --             (9)
                                                -------------------------------
Net product sales                                    1,631          1,230
Cost of product sales                                  764            629
                                                -------------------------------
Gross profit                                           867            601

R&D contract revenue                                   105             50

Operating expenses:

  Selling, general and administrative                2,048          1,289
  Research and development                             744            551
  Depreciation and amortization                        453            409
                                                -------------------------------
                                                     3,245          2,249
                                                -------------------------------
Loss from operations                                (2,273)        (1,598)
Other income (expense):
  Interest income                                      113            371
  Interest expense                                      (6)            (2)
                                                -------------------------------
Loss before income tax benefit                      (2,166)        (1,229)
Income tax benefit                                      --            455
                                                -------------------------------

Net loss                                         $  (2,166)     $     (774)
                                                ===============================

Basic and diluted net loss per common share      $    (.22)     $     (.08)
                                                ===============================
Weighted average number of common shares
  outstanding                                    10,015,036      9,963,170
                                                ===============================

See accompanying notes to the condensed consolidated financial statements.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

                                                Three Months Ended March 31,

                                                -----------------------------
                                                    1998          1997
                                                -----------------------------
OPERATING ACTIVITIES

Net loss                                        $  (2,166)   $     (774)
Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                      453           410
   Deferred income taxes                               --          (455)
Changes in operating assets and liabilities:
     Accounts receivable                              131           845
     Inventory                                       (824)         (342)
     Accounts payable and accrued expenses             90          (462)
     Other                                            (75)            9
                                                -----------------------------
Net cash used in operating activities              (2,391)         (769)

INVESTING ACTIVITIES

Purchase of property and equipment                    (98)          (82)
Investment in patents and trademarks                    1            --
Purchase of investments                            (1,108)           --
Proceeds from sale of investments                     999           506
                                                -----------------------------
Net cash (used in) provided by investing
  activities                                         (206)          424

FINANCING ACTIVITIES

Proceeds from stock options exercised                  --            92
                                                -----------------------------
Net cash provided by financing activities              --            92
                                                -----------------------------
Net decrease in cash and cash equivalents          (2,597)         (253)
Cash and cash equivalents at beginning of
  period                                            3,316         1,607
                                                -----------------------------
Cash and cash equivalents at end of period      $     719     $   1,354
                                                =============================

See accompanying notes to the condensed consolidated financial statements.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements (the "Financial Statements") of Technical Chemicals and Products, Inc. and
Subsidiaries (the "Company" or "TCPI") are unaudited, and in the opinion of management, include all normal and recurring adjustments which are necessary for a fair presentation. Accordingly, the Financial Statements should be read in conjunction with more complete disclosures contained in the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

RECLASSIFICATIONS

      Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the current period's presentation.

INCOME TAXES

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     In evaluating whether or not an increase to the prior year valuation allowance for deferred tax assets was required in the first quarter of 1998, the Company recognized that all elements of evidence required to recognize the first quarter of 1998 net operating loss tax benefits were not present. Accordingly, the Company recorded an additional valuation allowance related to the deferred tax asset in the amount of $801,000 in the first quarter of 1998.


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

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DETAILS OF BALANCE SHEET

Details of selected balance sheet accounts are as follows (in thousands):

                                                 March 31,  December 31,
                                                    1998        1997

                                                -------------------------

      Accounts receivable
        Accounts receivable                        $1,942      $2,073
        Allowance for doubtful accounts               (18)        (18)
                                                -------------------------
                                                   $1,924      $2,055
                                                =========================

      Property and equipment
        Furniture, fixtures and equipment          $2,945      $2,849
        Real property                                 217         217
        Leasehold improvements                        906         904
                                                -------------------------
                                                    4,068       3,970

        Accumulated depreciation                   (1,302)     (1,139)
                                                -------------------------
                                                   $2,766      $2,831
                                                =========================

      Patents and trademarks
        Patents and trademarks                    $15,024     $15,025
        Accumulated amortization                   (2,360)     (2,113)
                                                -------------------------
                                                  $12,664     $12,912
                                                =========================

      Goodwill
        Goodwill                                   $2,494      $2,494
        Accumulated amortization                     (386)       (343)
                                                -------------------------
                                                   $2,108      $2,151
                                                =========================


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

      TCPI is currently scaling-up the manufacture of more than 47 membrane-based diagnostic tests in the United States and internationally, 28 of which have received 510(k) clearance from the FDA. The Company's products include tests and screens for pregnancy, ovulation timing, cholesterol levels, blood glucose levels, infectious diseases, drugs of abuse and certain types of cancer. In addition, the Company has over 20 other diagnostic and transdermal drug delivery products in various stages of development and governmental approval.

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

      During the past quarter the Company has engaged in the following activities:

TD GLUCOSE MONITORING SYSTEM

     - In February 1998, TCPI and Daiichi Pharmaceutical Co. Ltd. announced a letter of intent related to marketing and distribution rights of the TD Glucose Monitoring System in Japan and Taiwan. Completion of a definitive $10 million licensing agreement is expected to be finalized during the third quarter of 1998. TCPI is currently in preliminary discussions with several multinational pharmaceutical and medical diagnostics companies with respect to marketing and distribution rights for the remainder of the world. In January 1998, the SmithKline Beecham product assessment and option agreement related to TCPI's non-invasive glucose monitoring system lapsed and was not extended by either party.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)

STRATEGIC DIRECTION (Continued)

     - TCPI continues to commit significant resources to the development and commercialization of its innovative non-invasive transdermal glucose monitoring system. Development of the TD Glucose Monitoring System has been completed and the clinical trial process began during the fourth quarter of 1997. The Company expects these clinical activities to be substantially completed during the first half of 1998. The registration studies are being conducted at several undisclosed large diabetic clinics under the supervision of independent investigators. During these studies, the Company anticipates testing the glucose level of approximately 3,000 people with diabetes with its TD Glucose Monitoring System and obtaining venous blood samples from each patient for corresponding laboratory analysis. The purpose of collecting correlation data is to attempt to develop algorithms, or complex mathematical formulas, which could allow the TD Glucose meter to display glucose levels equivalent to venous blood glucose. Upon completion of the registration studies, the Company will submit its clinical data to the FDA for review as soon as possible thereafter. There can be no assurance the registration and correlation studies will be successful or produce data suitable for submission to the FDA. Based on discussions with the FDA and prior acceptance of TCPI's protocol to conduct its Clinical Trials, which was acknowledged without review, the Company believes its TD Glucose Monitoring System is eligible for the expedited 510(k) clearance process. There can be no assurances that the FDA will consider the TD Glucose Monitoring System for 510(k) clearance or, if it is considered, that the TD Glucose Monitoring System will receive 510(k) clearance.

HEALTHCHECK

     - Re-orders for the Company's HealthCheckTM brand of at home diagnostic products for consumers continue to be received. This line consists of accurate and easy to use over-the-counter tests and screening products for cholesterol, diabetes, urinary tract infection, pregnancy, ovulation, skin cancer and deteriorating vision, as well as a series of health journals specifically designed for women, men, seniors, children and pregnant women.

     - Since market introduction in the second quarter of 1997, more than 38 chain and independent pharmacies have placed orders for HealthCheck products, providing the Company with more than 30% market penetration of the approximately 60,000 pharmacies in the United States. In total, the Company's at-home diagnostics products are available through such
          (i) leading pharmacies as Walgreen Drug Stores, Eckerd Corp., CVS-Revco, Thrifty Payless, Thrift Drug, Phar-Mor, Genovese Drug Stores, Longs Drug Stores, Smiths Food & Drug, Osco Drug, Sav-On Stores, Snyder Drug, Kinney Drugs, Harco Drug; (ii) leading supermarkets such as Kroger, Thriftway Foods, Seaway Foods and Ukrop's Super Markets; and (iii) leading drug wholesale distributors McKesson Corp., AmeriSource Health Corp., Bindley Western Industries, Bergen Brunswig Drug Company, Neuman Distributors, KinRay, Allou Distributors, and F. Dohman Co.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)

STRATEGIC DIRECTION (Continued)

OTHER PRODUCTS

     - In April 1998, the Company announced the market introduction of its new One StepTM Drug Scan complete panel of diagnostics for drug of abuse screening. This new multi-test panel meets the criteria specified by the National Institute on Drug Abuse (NIDA) for initial screenings of drugs of abuse in the workplace. It is easy to perform and provides rapid visually read results with clinical accuracy without the need for instrumentation or trained technicians. As many as eight different drugs of abuse can be configured for testing using the One Step Drug Scan with results provided in approximately five minutes.

         Wholesale pricing for the One Step Drug Scan is highly competitive with a price more than 30 percent below other drug screening products of this type currently available. The market for drugs of abuse screening in the United States is currently estimated to be approximately $225 million a year.

         Each of the drug screens in TCPI's One Step Drug Scan are Class II devices and have received 510(k) clearance by the U.S. Food and Drug Administration. Marketing will initially focus on the non-clinical professional marketplace of institutional and workplace testing situations - and later be expanded to include the clinical sector, comprised of hospital and clinical laboratories as well as other healthcare sites.

     - In February 1998, TCPI announced a new agreement with Boehringer Mannheim Italia and began shipping finished and packaged family planning products directly to Boehringer Mannheim distributors. The Company has had a non-exclusive worldwide marketing and distribution agreement with Boehringer Mannheim Italia for its family planning diagnostic products since 1992.

     - Also in February, TCPI announced the market introduction of its new One-Step One MinuteTM pregnancy test which is being marketed under the Company's HealthCheckTM brand, as a control brand, and also for private label.

     - During the first quarter of 1998, the Company shipped its first sample of infectious disease testing products for governmental approval to Boehringer Mannheim Argentina SACIeI ("BMRA") and continued its discussions with executives of BMRA to outline product distribution plans in South America. In March 1997, TCPI established an exclusive marketing agreement with BMRA to distribute more than $50 million of the Company's new diagnostic products for infectious diseases, drugs of abuse and cancer screens throughout Latin America over a 10 year period.

     - The Company's new Total cholesterol monitoring test and meter are presently in clinical trials and are expected to allow market introduction of TCPI's new Total and HDL (good) cholesterol tests by the end of 1998. These new cholesterol tests will be used by healthcare professionals and patients at home.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)

STRATEGIC DIRECTION (Continued)

RESEARCH AND DEVELOPMENT

     - TCPI conducts an active research and development program to strengthen and broaden its existing products and to develop new products and systems that utilize specific applications related to its patented and proprietary membrane-based technology. The present diagnostic focus includes products for glucose and cholesterol monitoring, at home tests and screens for cholesterol, diabetes, urinary tract infection, pregnancy and ovulation, skin cancer and deteriorating vision, as well as drugs of abuse, infectious diseases, cardiac markers, cancer and urinalysis. TCPI's products are in various stages of commercialization, and include those already on the market and others that are in development, in the pre-clinical stage, and seeking regulatory clearance.

     - TCPI is continuing development of several transdermal drug delivery products at its Pharmetrix Division based in Menlo Park, California and is actively working on the commercialization of several products by completing the development, and planning for manufacturing, marketing and distribution. Pharmetrix is currently involved in a contract development services program with a major pharmaceutical company, and has also been asked to prepare feasibility studies on behalf of several clients to evaluate the applicability of its transdermal drug delivery technology with various compounds. The present transdermal drug delivery focus includes systems related to hormone replacement therapy, cardiovascular disease, smoking cessation and skin permeation enhancers, among others.

MANUFACTURING SCALE-UP

     - Expansion at the Company's facilities located in Florida have been expanded to accommodate full-scale manufacturing of medical diagnostic products and continues to include:

          - acquisition of major production equipment for manufacturing of the products

          -    re-tooling  and   refurbishing  of  equipment  to   significantly
               increase its capacity

          -    purchase  and   installation  of  custom   high-speed   packaging
               equipment

          - expansion of sales and marketing, production and warehouse facilities

          -    to accommodate the in-house manufacturing program

          - additions to the Florida research and development facilities and professional staff to increase product development capabilities

 KEY ADDITION TO THE BOARD OF DIRECTORS AND MANAGEMENT

     - In April 1998, Jay E. Eckhaus joined the Company as vice president and general counsel, replacing Brian Foremny, who left to pursue interests in investment banking. Mr. Eckhaus has more than 25 years of experience in the legal profession. From 1973 to 1989, he held various senior level positions at General Foods Corporation, including vice president and chief counsel of its baking operations as well as assignments in both domestic and international food operations. He also served as vice president, general counsel and secretary for the U.S. operations of Alfa-Laval, Inc., a leading European technology company. Since 1990, Mr. Eckhaus has been practicing corporate and commercial law.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)

STRATEGIC DIRECTION (Continued)

     - In April 1998, the Board of Directors appointed Noel Buterbaugh to TCPI's Board, replacing Dr. Stephen Dresnick. Mr. Buterbaugh is the President and Chief Executive Officer of BioWhittaker, Inc., which was acquired by Cambrex Corporation (NYSE: CMB) in 1997. Mr. Buterbaugh has been with BioWhittaker since the early 1950's and served as President and Chief Executive Officer of BioWhittaker, Inc. (NYSE:
          BWI) from 1992 to 1997 and President and Chief Operating Officer since 1991. From 1979 to 1991, he was President of Whittaker Bioproducts, Inc., a subsidiary of Whittaker Corporation, which was spun-off to shareholders in 1991. From 1958 to 1979, he held numerous senior management positions in sales and marketing and product manufacturing with Microbiological Associates, Inc., a Division of Whittaker Corporation.

     - In January 1998, Gregory J. Candelmo joined the Company as Vice President of Sales. He directs the domestic sales programs for TCPI's diagnostic testing products and transdermal drug delivery systems used by consumers and healthcare professionals. Mr. Candelmo has more than 12 years sales and sales management experience in medical diagnostics and scientific instruments which includes Director of Sales and Marketing for GDS Diagnostics, as well as various sales management positions with Boehringer Mannheim Corporation from 1991 to 1997 that included Diagnostic Systems Director of Sales, Lab Diagnostics Regional Business Manager, AccuData System Product and Marketing Manager, and Diabetes Care Division Regional Sales Manager. He also held sales management and field sales positions with Behring Diagnostics, Cooper Biomedical/Technicon Instruments, and Proctor and Gamble.

BACKGROUND

      The Company's roots date back more than 29 years. During this time, TCPI or its founder have developed more than 330 medical diagnostic and pharmaceutical products which have received marketing clearance by the United States Food and Drug Administration (the "FDA")-- including those related to its patented membrane-based technology platform -- and also has manufactured OEM products for leading multinational pharmaceutical and medical diagnostic companies. The Company presently holds 22 U.S. and 29 foreign patents, and has five pending patent applications in the U.S. and more than 30 foreign patent applications pending.

      TCPI is currently scaling-up the manufacture of more than 47 patented membrane-based diagnostic tests in the U.S. and internationally, 28 of which have received 510(k) clearance from the FDA. In addition, the Company has over 20 other diagnostic and transdermal drug delivery products in various stages of development and governmental approval. Foremost in TCPI's product portfolio is its TD GlucoseTM Monitoring System (the "TD Glucose Monitoring System") -- an innovative non-invasive glucose testing system for diabetics. The Company's present portfolio of diagnostic products also include tests and screens for cholesterol monitoring, pregnancy, ovulation timing, urinary glucose levels, urinary tract infection, skin cancer, deteriorating vision, infectious diseases, drugs of abuse, cardiac markers and certain types of cancer. TCPI's portfolio of transdermal drug delivery technology focuses on smoking addiction, hormone replacement therapy, cardiovascular disease and other areas.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)

BACKGROUND (Continued)

      The Company's products are distributed worldwide under OEM marketing relationships with multinational pharmaceutical and diagnostic companies, and also are directly marketed for over-the-counter use by consumers. In the OEM sector, most of TCPI's tests were sold through the Company's alliance with
Boehringer Mannheim. This alliance also extends to the marketing and distribution of certain other products, including its Serum Dilution Reagent (hCG Test) and its One Step LH Ovulation Tests. In February 1998, the Company established a new agreement to supply finished and packaged family planning products directly to Boehringer Mannheim distributors. This replaced an earlier worldwide marketing and distribution agreement where the Company's family planning products utilizing TCPI's technology were packaged in Europe. Over-the-counter products are marketed to consumers in the U.S. and Canada for at-home use under TCPI's proprietary HealthCheckTM and private-label brands. These over-the-counter products are sold in pharmacies, supermarkets and mass merchandise retail stores. The HealthCheck line consists of 14 testing and screening products for cholesterol, diabetes, urinary tract infection, pregnancy, ovulation, skin cancer, deteriorating vision and a series of health journals. Since market introduction in the second quarter of 1997, more than 38 chain and independent pharmacies have placed orders for HealthCheck products, providing the Company with more than 30% market penetration of the approximately 60,000 pharmacies in the United States. TCPI distributes its private label family planning products to approximately 20 leading drug, discount and supermarket chains and catalog retailers. In total, the Company's at-home diagnostics products are available through such leading pharmacies as Walgreen Drug Stores, Eckerd Corp., CVS-Revco, Rite Aid, Thrifty Payless, Thrift Drug, Phar-Mor, Genovese Drug Stores, Longs Drug Stores, Smiths Food & Drug, Osco Drug, Sav-On Stores, Snyder Drug, Kinney Drugs, Harco Drug; leading supermarkets such as Kroger, Thriftway Foods, Seaway Foods and Ukrop's Super Markets; and leading drug wholesale distributors McKesson Corp., AmeriSource Health Corp., Bindley Western Industries, Bergen Brunswig Drug Company, Neuman Distributors, KinRay, Allou Distributors, and F. Dohman Co.; and are featured in Amway Corporation's Personal Shopper catalog. In 1997, sales of the Company's family planning products to Boehringer Mannheim and CVS were each greater than 10% of TCPI's total product sales.

      Statements regarding future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible recommendations of health care professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Some of the factors that may cause actual future events to differ from those predicted or assumed include: future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and affects of changes in regulation; the limited experience of the Company

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)

BACKGROUND (Continued)

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

      For a complete  description  of the Company's  products and business,  see
Part I, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS

      Due to the timing of the FDA clearance process and the expenses incurred in the manufacturing scale-up for the Company's products, the Company's results of operations vary from quarter to quarter.

      PRODUCT SALES. The Company's net product sales for the three months ended March 31, 1998 rose sharply by approximately 32% to $1.6 million from $1.2 million in the first quarter of 1997. The month of March was TCPI's largest sales month in its history. This increase resulted primarily from the successful launch of and ongoing roll out of the Company's HealthCheck at home diagnostic tests and screening products, as well as sales growth related to TCPI's OEM family planning products and new diagnostic products for drugs of abuse, infectious diseases and several others.

      GROSS PROFIT. TCPI's gross profit on product sales increased to $867 thousand in the first quarter of 1998. Gross profit as a percent of net sales also advanced to 53% in the first quarter of 1998 from 49% in the same quarter a year earlier. These gains were achieved principally due to increased in-house manufacturing which provided various economies of scale-up, and a change in product mix that included the market introduction of the HealthCheck family of at home diagnostic products as well as start-up of a more favorable packaging and distribution program related to the Company's OEM family planning products.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling general and administrative (SG&A) expenses increased substantially in the first quarter of 1998 as compared to the same period in 1997. This increase was primarily due to the ongoing implementation of strategic marketing programs, including those related to the HealthCheck product line and introduction of various new products. The Company also continues to hire operating personnel for the further scale-up of in-house manufacturing as well as make ongoing facility upgrades and expansion at its Pompano Beach, Florida manufacturing, laboratory, warehouse, and office space. The Company's SG&A expenses increased to $2.0 million in the first quarter of 1998 from $1.3 million in the same quarter a year ago. This increase included the payment of significantly higher than usual nonrecurring legal fees that coincided in the period. These fees primarily relate to the filing of certain patents associated with the TCPI's non-invasive glucose monitoring system, participation in the successful appeal connected to patents utilized in the Company's family planning products, as well as the pursuit of a trade libel and slander matter and vigorous defense of a patent infringement action, which management believes is without merit.

      RESEARCH AND DEVELOPMENT. The Company continued to advance its various diagnostic testing products and transdermal drug delivery systems through development towards commercialization. The Company's investment in R&D has contributed to the development of several new products with sizeable market potential, including its TD Glucose Monitoring System, HealthCheck family of at home diagnostics, and visual and meter-read Total and HDL cholesterol monitoring products, infectious diseases and drugs of abuse, as well as several other products. The Company's R&D expenses increased by 35% in the first quarter of 1998 to $744 thousand from $551 thousand in the same quarter a year earlier.

     NET LOSS. The Company posted a net loss of $2.17 million in the first three months of 1998, which increased from a net loss of $774 thousand in the first quarter of 1997. This increase resulted primarily from an increase in the valuation allowance related to the deferred tax asset for the first quarter of 1998. Without this increase, the Company would have had a net loss of $1.37 million in the first quarter of 1998. This included expenses associated with the planned scale-up of manufacturing and certain start-up expenses related to the new Boehringer Mannheim Italia program; ongoing investment in personnel, research and development and facility expansion; expenses for ongoing clinical trials of TCPI's non-invasive glucose monitoring system and its cholesterol testing and screening products; and substantially higher than usual nonrecurring legal fees that coincided in the period which relate to the filing of certain patents associated with the TCPI's non-invasive glucose monitoring system, participation in the successful appeal connected to patents utilized in the Company's family planning products, as well as the pursuit of a trade libel and slander matter and vigorous defense of a patent infringement action, which management believes is without merit.




ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

      The Company had cash and investments of more than $4.8 million at March 31, 1998. Working capital at the end of the first quarter was approximately $7.6 million. The Company expects to continue to draw upon its working capital to purchase production equipment, develop and manufacture the TD Glucose Monitoring System, engage in research and development related to transdermal drug delivery, develop new diagnostic products, conduct clinical trials and continued investment in personnel and facility expansion.

LIQUIDITY AND CAPITAL RESOURCES

     The Company plans to earmark funds to (i) increase its R&D budget related to the completion and commercialization of the Company's products currently under development, including its non-invasive transdermal glucose monitoring system (TD Glucose Monitoring System), its meter-read and visually-read cholesterol monitoring system, and various transdermal drug delivery technology and skin permeation enhancers, (ii) expand direct distribution of medical diagnostic products, (iii) introduce direct distribution of its meter-read cholesterol monitoring system, (iv) hire additional personnel, and (v) expand its facilities and revenue generating manufacturing equipment.

     The Company's future long-term capital expenditure requirements will depend on the following factors: (i) the time required to obtain regulatory approvals;
(ii) the progress of the Company's research and development program; and (iii) the ability of the Company to develop additional marketing and distribution alliances. The Company anticipates that it will continue to incur net losses until such time, if any, as the Company is able to generate sufficient revenues from product sales to sustain its operations and cover expenses related to its growth.

     The Company's future working capital and capital expenditure requirements may vary materially from those now planned depending on numerous factors, including additional manufacturing scale-up for the Company's current and future products, possible future acquisitions, the focus and direction of the Company's research and development programs, competitive and technological advances, future relationships with corporate marketing partners, the FDA regulatory process and the Company's marketing and distribution strategy. The Company is also exploring opportunities to secure additional manufacturing capabilities for its TD Glucose Monitoring System as well as other future products, and such action will also require additional capital. Additional working capital will be needed to fund the Company's operations as well as its growth plans.

     The Company is currently engaged in discussions with one or more investment banking firms with respect to conducting an offering of its securities pursuant to Regulation D promulgated under the Securities Act of 1933. It is anticipated that such securities will be a new series of convertible preferred stock. It is also anticipated that the proceeds from such offering will be used (i) to establish manufacturing capabilities for certain electronic devices related to the Company's non-invasive glucose monitoring system, its cholesterol testing products, and other future applications, and (ii) for working capital and general corporate purposes. There can be no assurances that any such offering will ever be consummated, that such financing would be on favorable terms to the Company, or that the Company will be successful in establishing such manufacturing capabilities. If the Company is unsuccessful in raising additional capital on a timely basis, it may be required to scale-back certain operations to better match expenses with near-term revenue generating opportunities. To the extent that capital requirements should exceed available funds, the Company would be required to delay capital expenditures, reduce inventory levels, scale-back certain operations to better match costs with revenues, slow the pace of hiring additional personnel, and seek additional equity and debt financing in order to continue its business operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

     Statements regarding future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible growth in markets for at-home diagnostic testing, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Some of the factors that may cause actual future events to differ from those predicted or assumed include: future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and affects of changes in regulation; the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with growth and expansion; risks associated with obtaining patents and other protections on intellectual property; acceptance of the Company's new products in the professional and over-the-counter marketplaces; uncertainties in availability of capital and other risks associated with capital markets.

PART II     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

Exhibit                               Exhibit Description
Number

3.1      *      Articles of Incorporation of the Company, as amended.
3.2      *      By-laws of the Company.
3.3      ****   Amended and Restated Articles of Incorporation of the Company.
3.4      ****   Amended and Restated Bylaws of the Company.
4.1      ****   See Exhibits 3.3 and 3.4 for provisions of the Amended and
                Restated Articles of Incorporation and the Amended and Restated
                Bylaws of the Company defining  the rights of holders of Common
                Stock of the Company.
4.2      **     Form of Common Stock Certificate of the Company.
10.1     ****   Employment Agreement between Jack L. Aronowitz and the Company dated December 31, 1992, as amended.
10.2     ****   Amended and Restated 1992 Incentive Stock Option Plan.
10.3     ****   Cancellation and Exclusive License Agreement between Jack
                Aronowitz and the Company dated January 31, 1996.
10.6     *      Lease-Pompano Beach, Florida.
10.6.1   ****   Business Lease Extension-Pompano Beach, Florida.
10.6.2   ****   Main Lease-Menlo Park, California; Sublease-Menlo Park.
10.6.3   ****   Assignment  and  Assumption  of  Sublease  and  Landlord's
                Consent   Thereto   between  Menlo  Business   Park,   Patrician
                Associates,  Inc.,  Flora,  Inc., Pharma Patch PLC and Technical
                Chemicals and Products, Inc. dated November 15, 1995.
10.7     *      Health-Mark Diagnostics, Inc. Shareholders Agreement dated March
                7,1994.
10.9     *      Letter  Agreement  with John Faro (for  stock  options)  dated
                August 12, 1994.
10.10    **     Warrant Agreement between the Company and Jack L. Aronowitz.
10.11    ****   Supplemental Agreement by and between Pharma Patch Public
                Limited Company and PP Holdings, Inc. dated January 16, 1996.
10.12    ****   Stock Option Agreement with John Pippert.
10.13    *      Agreement between Company and Equity Communications dated
                January 6, 1995.
10.14    ****   Letter Agreement between the Company and Redstone Securities,
                Inc. dated January 15, 1996.
10.15    ****   Letter  Agreement  between  the Company and Ira  Weingarten dated January 15, 1996.
10.16    ****   Letter Agreement with Flora, Inc. dated February 5, 1996.
10.17    *****  Employment Agreement between the Company and Martin Gurkin dated
                January, 1996.
10.18    *****  Stock Option Agreement with Martin Gurkin dated November, 1996.
27       Filed  Financial Data Schedule (EDGAR Filing)
         Herewith
99.1     *      Licenses, Permits and Approvals-Federal.
99.2     *      Licenses, Permits and Approvals-State.
99.3     *      Licenses, Permits and Approvals-County.
99.4     *      FDA Product List.
99.5     *      United States Patents.
99.7     *****  Pharmetrix Division of TCPI Patents.
99.8     *****  Pharmetrix Division of TCPI Licenses, Permits and Approvals.
99.6     *      Canadian Patents.
         *      Incorporated by reference to exhibit of the same number in
                Registration Statement on Form SB-2 filed on October 28, 1994
                (No. 33-85756).
         **     Incorporated by reference to exhibit of the same number in
                Amendment No. 4 to the Registration Statement on Form S-1 filed
                April 23, 1996 (No. 333-1272).
         ***    Incorporated by reference to exhibit of the same number in
                Amendment No. 1 to Registration Statement on Form SB-2 filed on
                January 13, 1995 (No.33-85756).
         ****   Incorporated by reference to exhibit of same number filed in the
                Company's Registration Statement on Form S-1 on February 12,1996
                (No. 333-1272).

         (b)Reports On Form 8-K

          No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TECHNICAL CHEMICALS AND PRODUCTS, INC.

Date: May  15, 1997                                   By:   /S/
                                                            --------------
                                                      Stuart R. Streger
                                                      Vice President and
                                                      Chief Financial Officer
                                                      (Duly authorized officer
                                                      and principal accounting
                                                      officer)

Exhibit                                 Index to Exhibit
Number

2.      *       Asset  Purchase  Agreement  among Pharma  Patch  Public  Limited
                Company, PP Holdings, Inc. and the Company.
3.1     *****   Amended and Restated Articles of Incorporation of the Company.
3.2     *****   Amended and Restated Bylaws of the Company.
4.1     *****   See  Exhibits  3.3 and 3.4 for  provisions  of the  Amended  and
                Restated Articles of Incorporation and the Amended and Restated
                Bylaws of the Company  defining the rights of holders of Common
                Stock of the Company.
4.2     ***     Form of Common Stock Certificate of the Company.
10.1    *****   Employment  Agreement  between Jack L. Aronowitz and the Company dated December 31, 1992, as amended.
10.2    *****   Amended and Restated 1992 Incentive Stock Option Plan.
10.3    *****   Cancellation  and  Exclusive   License  Agreement  between  Jack
                Aronowitz and the Company dated January 31, 1996.
10.4    *****   Stock Option  Agreement  between the Company and Martin  Gurkin,
                Stuart R.  Streger,  Colin  Morris,  Kathryn  Harrigan,  Clayton
                Rautbord and Stephen Dresnick.
10.5    **      Lease-Pompano Beach, Florida.
10.5.1  *****   Business Lease Extension-Pompano Beach, Florida.
10.5.2  *****   Main Lease-Menlo Park, California; Sublease-Menlo Park.
10.5.3  *****   Assignment  and  Assumption of Sublease and  Landlord's  Consent
                Thereto  between  Menlo  Business  Park,  Patrician  Associates,
                Inc., Flora, Inc., Pharma Patch PLC and Technical  Chemicals and
                Products, Inc. dated November 15, 1995.
10.6    **      Health-Mark  Diagnostics,   Inc.  Shareholders  Agreement  dated
                March 7, 1994.
10.7    ****    Stock Option Agreement with Cleve Laird dated July 29, 1994.
10.8    ***     Warrant Agreement between the Company and Jack L. Aronowitz.
10.9    *****   Supplemental  Agreement  by  and  between  Pharma  Patch  Public
                Limited Company and PP Holdings, Inc. dated January 16, 1996.
10.10   **      Agreement  between the Company and Equity  Communications  dated
                January 6, 1995.
10.11   *****   Letter  Agreement  between the Company and Redstone  Securities,
                Inc. dated January 15, 1996.
10.12   *****   Letter  Agreement  between the Company and Ira Weingarten
                dated January 15, 1996.
10.13   *****   Letter Agreement with Flora, Inc. dated February 5, 1996.
10.14   ******  Employment  Agreement  between  the  Company  and Martin  Gurkin dated January 1996.
10.15   ******  Stock Option Agreement with Martin Gurkin dated November 1996.
21      *****   Subsidiaries of the Company.
27      Filed   Financial Data Schedule (EDGAR Filing)
        Herewith
99.1    **      Licenses, Permits and Approvals-Federal.
99.2    **      Licenses, Permits and Approvals-State.
99.3    **      Licenses, Permits and Approvals-County.
99.4    **      FDA Product List.
99.5    **      United States Patents.
99.7    ******  Pharmetrix Division of TCPI Patents.
99.8    ******  Pharmetrix Division of TCPI Licenses, Permits and Approvals.
99.6    **      Canadian Patents.
        *       Incorporated  by reference to the exhibit of the same number in the Company's Form 8-K filed on November 29, 1995.
        **      Incorporated  by  reference  to  exhibit  of the same  number in
                Registration  Statement  on Form SB-2 filed on October  28, 1994
                (No. 33-85756).
        ***     Incorporated  by  reference  to  exhibit  of the same  number in
                Amendment No. 4 to the Registration  Statement on Form S-1 filed
                April 23, 1996 (No. 333-1272).
        ****    Incorporated  by  reference  to  exhibit  of the same  number in
                Amendment No. 1 to Registration  Statement on Form SB-2 filed on
                January 13, 1995 (No. 33-85756).
        *****   Incorporated  by  reference  to exhibit of same number  filed in the  Company's  Registration  Statement  on Form S-1 on February
                12, 1996 (No. 333-1272).
        ******  Incorporated  by  reference  to exhibit of the same number filed in Amendment  No. 2 to the Company's  Registration  Statement on
                Form S-1 on March 20, 1996.