Form 10-Q
period 1998-06-30
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1998-08-14
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-25406

                     TECHNICAL CHEMICALS AND PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

   Florida                                                  65-0308922
   (State or other jurisdiction of                              I.R.S. Employer
    incorporation or organization)                          Identification No.)

   3341 S.W. 15th Street, Pompano Beach, Florida            33069
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

           Class                               Outstanding As Of August 11, 1998
           -----                               ---------------------------------

Common Stock $ .001 par value                             10,015,036



           Transitional Small Business Disclosure Format (check one):

                                    YES    NO x
                                       ---   ---

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                                                       June 30,              December 31,
                                                                       1998                  1997
                                                                       --------------------------------------------
ASSETS                                                                 (Unaudited)           *(Audited)
Current assets:
Cash and cash equivalents                                              $  15,008            $  ,3,316
Investments                                                                1,106                4,021
Accounts receivable, net                                                   1,422                2,055
Inventory                                                                  2,878                1,852
Other                                                                        333                  226
                                                                       --------------------------------------------
Total current assets                                                      20,747               11,470
                                                                       --------------------------------------------
Property and equipment, net                                                2,692                2,831
Patents and trademarks, net                                               12,414               12,912
Goodwill, net                                                              2,066                2,151
Deferred tax asset, net                                                    4,140                4,140
Other assets                                                                  92                   93
                                                                       --------------------------------------------
Total assets                                                           $  42,151              $33,597
                                                                       ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
Accounts payable                                                       $     708            $  1,729
Accrued expenses                                                             115                 340
                                                                       --------------------------------------------
Total current liabilities                                                    823               2,069
                                                                       --------------------------------------------
Other liabilities                                                            169                 170
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value:
     Authorized shares--25,000,000;
      Series A 6% Convertible Preferred stock,
         $.001 par value:
     Issued and outstanding shares--15,000                                15,106                 --
Common stock, $.001 par value:
     Authorized shares--100,000,000;
     Issued and outstanding shares--
                 10,015,036 at 6/30/98 and 12/31/97                           10                  10
Additional paid-in capital                                                39,326              39,807
Accumulated deficit                                                     (13,283)              (8,459)
                                                                       --------------------------------------------
Total stockholders' equity                                                41,159              31,358
                                                                       --------------------------------------------
Total liabilities and stockholders' equity                             $  42,151             $33,597
                                                                       ============================================

*Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.


See accompanying notes to the consolidated financial statements.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share data)


                                                          Three Months Ended                      Six Months Ended
                                                               June 30,                               June 30,
                                                  -----------------------------------    -----------------------------------
                                                        1998              1997                1998              1997
                                                  -----------------------------------    -----------------------------------

Gross product sales                                  $    1,155        $   1,569           $   2,786         $   2,809
Returns and allowances                                     --               (10)                  --               (20)
                                                  -----------------------------------    -----------------------------------
Net product sales                                         1,155            1,559               2,786             2,789
Cost of product sales                                       546              945               1,310             1,574
                                                  -----------------------------------    -----------------------------------
Gross profit                                                609              614               1,476             1,215

R&D contract revenue                                         52              160                 157               210

Operating expenses:
   Selling, general and administrative                    2,065            1,474               4,113             2,763
   Research and development                                 698              598               1,442             1,149
   Depreciation and amortization                            456              438                 909               847
                                                  -----------------------------------    -----------------------------------
                                                          3,219            2,510               6,464             4,759
                                                  -----------------------------------    -----------------------------------
Loss from operations                                     (2,558)          (1,736)             (4,831)           (3,334)
Other income (expense):
   Interest income                                          131              121                 244               492
   Interest expense                                          (2)              (4)                 (8)               (7)
                                                  -----------------------------------    -----------------------------------
Loss before income tax benefit                           (2,429)          (1,619)             (4,595)           (2,849)
Income tax benefit                                          --               599                  --             1,054
                                                  -----------------------------------    -----------------------------------

Net loss                                                 (2,429)          (1,020)             (4,595)           (1,795)





Accrued preferred redemption
   accretion and dividends                                  196               --                 196                --

Loss attributable to common stock                    $   (2,625)       $  (1,020)        $    (4,791)        $  (1,795)
                                                  ===================================    ===================================

Net Loss per common share - Basic
   and Dilutive                                      $     (.26)       $    (.10)       $       (.48)        $    (.18)
                                                  ===================================    ===================================

Weighted average number of common
   shares outstanding                              10,015,036          9,984,471          10,015,036         9,973,798
                                                  ===================================    ===================================

See accompanying notes to the consolidated financial statements.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                               1998           1997
                                                                       ----------------------------------------
OPERATING ACTIVITIES
Net loss                                                                  $   (4,595)      $  (1,795)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                               909             847
     Deferred income taxes                                                        --          (1,054)
       Changes in operating assets and liabilities:
       Accounts receivable                                                       633             384
       Inventory                                                              (1,026)           (407)
       Accounts payable and accrued expenses                                  (1,246)            413
       Other                                                                    (107)            (86)
                                                                       ----------------------------------------
Net cash used in operating activities                                         (5,432)         (1,698)

INVESTING ACTIVITIES
Purchase of property and equipment                                              (188)           (131)
Investment in patents and trademarks                                               1              (8)
Purchase of investments                                                       (1,108)             --
Proceeds from sale of investments                                              3,990             962
Net cash (used in) provided by investing activities                            2,695             823

FINANCING ACTIVITIES
Net proceeds from issuance of Preferred Stock                                 14,429
Proceeds from stock options exercised                                             --             173
Net cash provided by financing activities                                     14,429             173
Net increase (decrease) in cash and cash equivalents                          11,692            (702)
Cash and cash equivalents at beginning of period                               3,316           1,607
Cash and cash equivalents at end of period                                $   15,008       $     905
                                                                       ========================================

See accompanying notes to the consolidated financial statements.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

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

         In evaluating whether or not an increase to the prior year valuation allowance for deferred tax assets was required in the second quarter of 1998, the Company recognized that all elements of evidence required to recognize the second quarter of 1998 net operating loss tax benefits were not present. Accordingly, the Company increased the valuation allowance related to the deferred tax asset in the amount of $1.7 million for the six months ended June 30, 1998.

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

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2.       DETAILS OF BALANCE SHEET

Details of selected balance sheet accounts are as follows (in thousands):

                                                                   June 30, 1998         December 31, 1997
                                                                   ---------------------------------------
Accounts receivable
 Accounts receivable                                                $1,440                  $2,073
 Allowance for doubtful accounts                                       (18)                    (18)
                                                              -----------------------------------------------
                                                                    $1,422                  $2,055
                                                              ===============================================
Property and equipment
   Furniture, fixtures and equipment                                $3,035                  $2,849
   Real property                                                       217                     217
   Leasehold improvements                                              906                     904
                                                              -----------------------------------------------
                                                                     4,158                   3,970
   Accumulated depreciation                                         (1,466)                 (1,139)
                                                              -----------------------------------------------
                                                                    $2,692                  $2,831
                                                              ===============================================
     Patents and trademarks
      Patents and trademarks                                       $15,024                 $15,025
      Accumulated amortization                                      (2,610)                 (2,113)
                                                              -----------------------------------------------
                                                                   $12,414                 $12,912
                                                              ===============================================
     Goodwill
      Goodwill                                                     $2,494                  $2,494
      Accumulated amortization                                       (428)                   (343)
                                                              -----------------------------------------------
                                                                   $2,066                  $2,151
                                                              ===============================================

3.       ISSUANCE OF PREFERRED STOCK

         On May 19, 1998, the Company executed an agreement with a single institutional investor (the "Investor") pursuant to which the investor purchased 15,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase 150,000 of the Company's common stock for a gross purchase price of $15,000,000 of which the Company received $14.4 million in net proceeds. The conversion price of the Preferred Stock is subject to adjustments based on the future market price of the common stock. The warrants are exercisable at $11.89 per share and have a term of five years. The

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

3.       ISSUANCE OF PREFERRED STOCK (Continued)

Preferred Stock is entitled to a preferred return, payable in kind, at the annual rate of 6%, and will accumulate until such time as the Preferred Stock is converted into common stock at which time the accrued return will be converted into common stock at the same conversion rate as the Preferred Stock. The terms of the Preferred Stock restrict, among other things, the Company's ability to authorize or issue equity securities and the payment of dividends on the common stock. The placement agents who arranged this transaction received a non-transferable option to purchase up to 1,200 shares of the Preferred Stock, based upon the same terms and conditions as the Investor; and this non-transferable option expires on December 31, 1998.

4.       RELATED PARTY TRANSACTION

          On August 13, 1998, the Company's outside directors unanimously approved the Company's guarantee for a period of up to 90 days of up to $750,000 of the collateral obligations of the Company's Chairman, President and Chief Executive Officer's ("Chairman") family limited partnership ("Partnership") to a brokerage house.

          Under the terms of the Company's agreement with the Partnership, in the event that the brokerage house calls on the Company's guarantee, the Partnership is obligated to execute and deliver to the Company a promissory note personally guaranteed by the Chairman in an amount equal to the amount of the guarantee so called. The note will be payable on demand (but in no event later than six months after the guarantee is called) and will bear interest at the rate of interest charged by the brokerage house.

5.       SUBSEQUENT EVENTS

Formation of Technical Electronics Corporation, a Joint Venture Company

         On July 27, 1998, the Company announced the formation of Technical Electronics Corporation, a Joint Venture between TCPI and privately held Micro Weiss Electronics of Babylon, New York. TCPI will hold an 80 percent equity ownership in the joint venture with Micro Weiss Electronics holding the remaining 20 percent. TCPI will retain all rights, title, and interest, including patent rights, to the technology for its meter devices. Technical Electronics Corporation will develop and manufacture electronic measuring devices for TCPI's non-invasive TD Glucose Monitoring System, the Company's Total and HDL (good) cholesterol testing meter, and other diagnostic monitoring products being developed by TCPI. The Joint Venture company will initially focus on the cholesterol meter product - and in the coming months, also will start activities related to the production of the TD Glucose Meter. See Management's Discussion and Analysis Item 5 for additional information.

Stock Repurchase Program

         On July 28, 1998, TCPI's Board of Directors authorized a stock repurchase program to buy-back up to 10 percent of the Company's outstanding common stock. Purchases of common stock by the Company may be made from time-to-time in the open market and/or through privately negotiated transactions at prevailing market prices depending on market conditions. Due to the timing of this announcement and proximity to reporting financial results for the period ended June 30, 1998, as well as compliance with applicable securities regulations, the Company has not, to date, repurchased any shares of common stock.

Legal Proceedings

         The Company, together with its Chairman, has been named in a civil action by the United States of America, under the Comprehensive Environmental Response Compensation and Liability Act of 1983. The action involves real property previously occupied by an entity unrelated to the Company. The Company believes the action is without merit.

     The Company was also made a defendant in a lawsuit filed by a law firm over disputed legal fees. The Company believes this action is without merit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC DIRECTION AND COMPANY BACKGROUND

         The Company is in the midst of completing a transition. TCPI was formerly a developmental company that manufactured and sold a narrow range of medical diagnostic products and specialty chemicals on an Original Equipment Manufacture ("OEM") basis. TCPI is now approaching its goal of being a designer, developer, manufacturer and global marketer of a wide range of point-of-care medical diagnostic products for use at home, in physician offices, and other healthcare locations with growing distribution channels for its products. In addition, through its Pharmetrix Division located in Menlo Park, California, the Company is also focused on the research and development and commercialization of transdermal and dermal drug delivery technologies and skin permeation enhancers. TCPI also manufactures high purity specialty biochemicals.

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

         TCPI is currently scaling-up the manufacture of more than 47 patented membrane-based diagnostic tests in the U.S. and internationally, 28 of which have received 510(k) clearance from the FDA. In addition, the Company has over 20 other diagnostic and transdermal drug delivery products in various stages of development and governmental approval. Foremost in TCPI's product portfolio is its TD GlucoseTM Monitoring System (the "TD Glucose Monitoring System") -- an innovative non-invasive glucose testing system for diabetics presently in the development phase and undergoing comparison studies. The Company's present portfolio of diagnostic products also include tests and screens for cholesterol monitoring, pregnancy, ovulation timing, urinary glucose levels, urinary tract infection, skin cancer, deteriorating vision, infectious diseases, drugs of abuse, cardiac markers and certain types of cancer. TCPI's portfolio of transdermal drug delivery technology focuses on smoking addiction, hormone replacement therapy, cardiovascular disease and other areas.

         The Company's products are distributed worldwide under OEM marketing relationships with multinational pharmaceutical and diagnostic companies, and also are directly marketed for over-the-counter use by consumers. In the OEM sector, most of TCPI's tests were sold through the Company's alliance with Boehringer Mannheim Italia. This alliance also extended to the marketing and distribution of certain other products, including the Company's Serum Dilution Reagent (hCG Test) and its One Step LH Ovulation Tests. In February 1998, the Company established a new agreement to supply finished and packaged family planning products directly to Boehringer Mannheim distributors. This replaced an earlier worldwide marketing and distribution agreement where the Company's family planning products utilizing TCPI's technology were packaged in Europe.

         Over-the-counter products are marketed to consumers in the U.S. and Canada for at-home use under TCPI's proprietary HealthCheckTM and private-label brands. These over-the-counter products are sold in pharmacies, supermarkets and mass merchandise retail stores. The HealthCheck line consists of 14 testing and screening products for cholesterol, diabetes, urinary tract infection, pregnancy, ovulation, skin cancer, deteriorating vision and a series of health journals. TCPI distributes its private label family planning

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC DIRECTION AND COMPANY BACKGROUND (continued)

products to approximately 20 leading drug, discount and supermarket chains and catalog retailers. The Company's at-home diagnostics products are available through such leading consumer outlets as Walgreen Drug Stores, Eckerd Corp., CVS-Revco, Rite Aid, Thrifty Payless, Wal-Mart Stores, and Kroger, as well as leading drug wholesale distributors McKesson Corp., AmeriSource Health Corp., Bindley Western Industries, Bergen Brunswig Drug Company, and featured in Amway Corporation's Personal Shopper catalog.

         The Company expects to continue developing its medical diagnostic products internally and also intends to enter into strategic alliances with major international diagnostic and pharmaceutical companies for the marketing and distribution of certain of its products. With respect to the development and commercialization of its transdermal drug delivery technologies and skin permeation enhancers, the Company intends to enter into strategic alliances with third parties that may, in some cases, fund a portion of the product development costs, participate in clinical testing, obtain regulatory approvals and market the product.

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

STRATEGIC DIRECTION AND COMPANY BACKGROUND

performance and that actual results might differ materially from those suggested or projected in the forward- looking statements. Some of the factors that may cause actual future events to differ from those predicted or assumed include: future advances in technologies and medicine; the uncertainties of health care reform; risksrelated to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and affects of changes in regulation; the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with growth and expansion; risks associated with obtaining patents and other protections on intellectual property; uncertainties in availability of expansion capital in the future and other risks associated with capital markets. The Company may determine to discontinue or delay the development of any or all of its products under development at any time.

         For a complete description of the Company's products and business,  see
Part I, Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         PRODUCT SALES. The Company's net product sales for the six months ended June 30, 1998 and 1997 were $2.8 million, and net product sales for the three months ended June 30, 1998, were $1.2 million as compared to $1.6 million in the second quarter of the prior year. During the second quarter of 1998, sales of TCPI's HealthCheck at-home diagnostic products, private label family planning, drug of abuse and infectious disease screening products experienced substantial increases over the comparable periods a year earlier. Offsetting these sales gains was an anticipated slowdown in shipments of OEM family planning products during the second quarter due primarily to seasonal variations in the Company's European sales while TCPI continues to transition to its new program of directly shipping finished and packaged products worldwide. Despite this lag in shipping, the order-flow continued and created a backlog of in-house orders which the Company expects to ship during the balance of 1998 along with regular third and fourth quarter business.

         During the first six month period of 1998, the Company's operations continued to reflect the manufacturing scale-up and build-up of inventory, which increased by approximately $1.0 million to $2.9 million, for HealthCheck products as well as more than 20 new diagnostic testing and screening products for infectious diseases, drugs of abuse and certain types of cancer which are planned for distribution worldwide.

         GROSS PROFIT. TCPI's gross profit on product sales was $609,000 in the second quarter of 1998 and $1.5 million for the first six months of 1998, as compared to $614,000 and $ 1.2 million for the comparable periods of 1997. Gross profit as a percent of net sales for both periods advanced to 53% as compared to 39% and 44% in the comparable periods a year earlier. These gains were achieved principally due to increased in-house manufacturing which provided various economies of scale-up, a change in product mix and market introduction of new diagnostic testing and screening products such as the HealthCheck line, drug of abuse and infectious diseases screening products, as well as a more favorable packaging and distribution program related to the Company's OEM family planning products.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling general and administrative ("SG&A") expenses increased in the second quarter of 1998 to $2.1 million andfor the six months ended June 30, 1998 to $4.1 million, as compared to $1.5 million and $2.8 million for the comparable periods of 1997. The SG&A expenses remained relatively constant between the first two quarters of 1998. The increases over the comparable periods of 1997 were primarily due to the ongoing implementation of strategic marketing programs, including those related to the HealthCheck product line and introduction of various new products. Through the first six months of 1998, TCPI also continued to hire operating personnel for the further scale-up of in-house manufacturing as well as ongoing facility expansion at its Pompano Beach, Florida manufacturing, laboratory, warehouse, and office space. This increase included the payment of significantly higher than usual nonrecurring legal fees, for the filing of certain patents associated with the TCPI's non-invasive glucose monitoring system, participation in the successful appeal connected to patents utilized in the Company's family planning products, as well as the pursuit of certain litigation matters.

         RESEARCH AND DEVELOPMENT. The Company continued to advance its various diagnostic testing products and transdermal drug delivery technologies through development towards commercialization. The Company's investment in R&D has contributed to the development of several new products including its TD Glucose Monitoring System, HealthCheck family of at home diagnostics, and meter and visual-read Total and HDL cholesterol monitoring products, infectious diseases and drug of abuse, as well as several other products. The future level of R&D expenditures will depend on, among other things, the outcome of clinical

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

testing of products under development (including the TD Glucose Monitoring System), delays or changes in government required testing and approval procedures, technological and competitive developments and strategic marketing decisions. The Company's R&D expenses increased to $1.4 million in the six months of 1998, or approximately 26% over the same six month period in 1997. The Company's R&D expenses for the quarter ended June 30, 1998, increased by approximately 17% to $698,000 from $598,000 in the same quarter in 1997.

         NET LOSS. The Company posted a loss from operations of $4.8 million in the first six months of 1998 which represented an increase from a loss of $3.3 million in the same period a year earlier. For the second quarter ended June 30, 1998, TCPI incurred a $2.6 million loss from operations versus a $1.7 million loss in the second quarter of 1997. These increases resulted from expenses associated with the planned scale-up of manufacturing and certain start-up expenses connected with the new Boehringer Mannheim Italia program; ongoing investment in personnel, research and development and facility expansion; expenses for ongoing testing of TCPI's non-invasive glucose monitoring system and its cholesterol testing and screening products; and substantially higher than usual nonrecurring legal fees for the period which relate to the filing of certain patents associated with TCPI's non-invasive glucose monitoring system, participation in the successful appeal connected to patents utilized in the Company's family planning products, as well as the pursuit of certain other litigation matters.

         The net loss attributable to common stock was $4.8 million for the six months and $2.6 million loss for the quarter ended June 30, 1998, as compared to $1.8 million and $1.0 million for the comparable periods of 1997. The increase in loss attributable to common stock for the quarter and six month periods over the same periods in 1997 was also due to the increase in the valuation allowance related to the tax deferred asset and the accrued redemption accretion and accrued dividends of the preferred stock.

FINANCIAL CONDITION

        The Company had cash and investments of $16.1 million at June 30, 1998, as compared to $7.3 million at December 31, 1997. The increase is due primarily to the Company's sale to a single institutional investor of 15,000 shares of the Company's Series A Convertible Preferred Stock. The Company received net proceeds of $14.4 million from the transaction. See Notes to Condensed Consolidated Financial Statements. Working capital at the end of the second quarter was $19.9 million, as compared to $9.4 million at December 31, 1997. This increase is due primarily to the preferred stock transaction described above.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company's working capital totaled $19.9 million, as compared to $9.4 million at December 31, 1997. Cash and investments were $16.1 million at June 30, 1998, as compared to $7.3 million at year-end 1997. These increases were primarily attributed to the preferred stock transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

         The Company expects to continue to draw upon its working capital to purchase production equipment, develop and manufacture the TD Glucose Monitoring System, engage in research and development related to transdermal drug delivery technology, develop new diagnostic products, conduct clinical trials, continue its investment in personnel and facility expansion, and continue its day-to-day business. In addition, on July 28, 1998, TCPI's Board of Directors authorized a stock repurchase program to buy-back up to 10 percent of the Company's outstanding common stock. Purchases of common stock by the Company may be made from time-to-time in the open market and/or through privately negotiated transactions at prevailing market prices depending on market conditions. To date, the Company has not repurchased any such shares.
         TCPI's future long-term capital expenditure requirements and its ability to ultimately return to profitability will depend on the following factors: (i) the time required to obtain regulatory approvals; (ii) the progress of the Company's research and development program; (iii) the ability of the Company to develop additional marketing and distribution alliances, and (iv) the Company's ability to develop and obtain regulatory approval to market new and improved products. The Company anticipates that it will continue to incur net losses until such time, if any, as the Company is able to generate sufficient revenues from product sales to sustain its operations and cover expenses related to its growth. There is no assurance that the Company will generate sufficient cash to fund operations and the necessary cash requirements thereof. Consequently, there can be no assurance that the Company will be able to fund all of its cash requirements and operating losses or that any additional financing will be available to the Company on acceptable terms or at all.

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

PART II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

          The Company is subject to claims and suits arising in the ordinary course of business. Other than described below, there has been no material change in pending legal matters. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

          The Company, together with its Chairman, has been named in a civil action by the United States of America, under the Comprehensive Environmental Response Compensation and Liability Act of 1983. The action involves real property previously occupied by an entity unrelated to the Company. The Company believes the action is without merit.

          The Company was also made a defendant in a lawsuit filed by a law firm over disputed legal fees. The Company believes this action is without merit.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 19, 1998, the Company executed an agreement with a single institutional investor (the "Investor") pursuant to which the investor purchased 15,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase 150,000 of the Company's common stock for a gross purchase price of $15,000,000 of which the Company received $14.4 million in net proceeds. The conversion price of the Preferred Stock is subject to adjustments based on the future market price of the common stock. The warrants are exercisable at $11.89 per share and have a term of five years. The Preferred Stock is entitled to a preferred return, payable in kind, at the annual rate of 6%, and will accumulate until such time as the Preferred Stock is converted into common stock at which time the accrued return will be converted into common stock at the same conversion rate as the Preferred Stock. The terms of the Preferred Stock restrict, among other things, the Company's ability to authorize or issue equity securities and the payment of dividends on the common stock. The placement agents who arranged this transaction received a non-transferable option to purchase up to 1,200 shares of the Preferred Stock, based upon the same terms and conditions as the Investor; and this non-transferable option expires on December 31, 1998.


         The net proceeds of this financing will be used primarily to establish manufacturing capabilities for the various electronic meters used with TCPI's non-invasive TD Glucose Monitoring System, its Total and HDL (good) cholesterol testing products, and other future applications for the Company's diagnostic products; as well as purchase equipment and secure a facility for the manufacture of the TD Glucose Patches; and for working capital and general corporate purposes.

ITEM 5.           SUBSEQUENT EVENTS

Formation of Technical Electronics Corporation, a Joint Venture Company

         On July 27, 1998, the Company announced the formation of Technical Electronics Corporation, a Joint Venture between TCPI and privately held MicroWeiss Electronics of Babylon, New York.

         TCPI will hold an 80 percent equity ownership in the joint venture with Micro Weiss Electronics holding the remaining 20 percent. TCPI will retain all rights, title, and interest, including patent rights, to the

PART II           OTHER INFORMATION
ITEM 5.           SUBSEQUENT EVENTS (Continued)


technology for its meter devices. Technical Electronics Corporation will develop and manufacture electronic measuring devices for TCPI's non-invasive TD Glucose Monitoring System, the Company's Total and HDL (good) cholesterol testing meter, and other diagnostic monitoring products being developed by TCPI. The Joint Venture company will initially focus on the cholesterol meter product - and in the coming months, also will start activities related to the production of the TD Glucose Meter.

         MicroWeiss Electronics is the development group for a Joint Venture between Weiss Instruments, Inc., a 115-year old manufacturer of precision temperature and pressure equipment, and Micro Idea Instrument Company, Ltd. of Taipei, Taiwan, with ISO-9000, FDA and RSW (the German counterpart to the FDA) certified manufacturing facilities in Shenzen, China.

         Under the Joint Venture Agreement, manufacturing of these electronic devices will occur at a TCPI- developed or designated manufacturing facility which meets or exceeds ISO-9000 and U.S. Food and Drug Administration GMP (good manufacturing practice) standards. Technical Electronics Corporation also has electronics manufacturing capabilities through its affiliation with Micro Idea which TCPI anticipates will give it the ability to bring its new cholesterol meter product to market as soon as practical following receipt of FDA marketing clearance and required machine tooling should domestic manufacturing still be in the scale-up process.

Stock Repurchase Program

         On July 28, 1998, TCPI's Board of Directors authorized a stock repurchase program to buy-back up to 10 percent of the Company's outstanding common stock. Purchases of common stock by the Company may be made from time-to-time in the open market and/or through privately negotiated transactions at prevailing market prices depending on market conditions. To date, the Company has not repurchased any such shares of common stock.

Related Party Transaction

          The Company believes that it is in the best interests of its shareholders for there to exist an orderly market for the Company's securities, including its common stock. On August 13, 1998, the Company's outside directors unanimously approved the Company's guarantee for a period of up to 90 days of up to $750,000 of the collateral obligations of the Company's Chairman, President and Chief Executive Officer's ("Chairman") family limited partnership ("Partnership") to a brokerage house.

          The guarantee was extended for the purpose of providing additional collateral to secure a loan from the brokerage house and prevent a liquidation of the Company's common stock in the brokerage house, which the Company believes could have a material adverse effect on the marketplace for the Company's common stock. The Chairman and the other member of the Company's Board of Directors who is a member of management took no part in the decision to approve the transaction. The required consent of the holder of the Company's preferred stock was obtained. Under the terms of the Company's agreement with the Partnership, in the event that the brokerage house calls on the Company's guarantee, the Partnership is obligated to execute and deliver to the Company a promissory note personally guaranteed by the Chairman in an amount equal to the amount of the guarantee so called. The note will be payable on demand (but in no event later than six months after the guarantee is called) and will bear interest at the rate of interest charged by the brokerage house.

PART II          OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

Exhibit          Exhibit Description
Number
3.1    **        Amended and Restated Articles of Incorporation of the Company.

3.2    **        Amended and Restated Bylaws of the Company.

4.1    *         Form of Common Stock Certificate of the Company.

10.1 Joint Venture Agreement dated July 27, 1998 between the Company and MicroWeiss Electronics

27               Financial Data Schedule


          * Incorporated by reference to exhibit of the same number in Amendment No. 4 to the Registration Statement on Form S-1 filed April 23, 1996 (No. 333-1272).

          ** Incorporated by reference to exhibit of same number filed in the Company's Registration Statement on Form S-1 on February 12, 1996 (No. 333-1272).



             (b)  Reports On Form 8-K

             On May 21, 1998, the Company filed a Report on Form 8-K related to the consummation of the sale to a single institutional investor 15,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") and warrants ("Warrants") to purchase 150,000 shares of the Company's Common Stock, $.001 par value ("Common Stock").

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TECHNICAL CHEMICALS AND PRODUCTS, INC.


Date: August 14, 1997                 By:  /s/
                                          -----------------------------
                                      Stuart R. Streger
                                      Vice President and Chief Financial Officer
                                      (Duly authorized officer and principal
                                       accounting officer)