Form 10-Q
period 1998-09-30
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1998-11-12
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-25406

                     TECHNICAL CHEMICALS AND PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

             Florida                                      65-0308922
             (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)                Identification No.)

             3341 S.W. 15th Street, Pompano Beach, Florida  33069
             (Address of principal executive offices)       (Zip code)

               Registrant's telephone number, including area code: (954)979-0400

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                                                ---   ---

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                        Class               Outstanding As Of November 9, 1998
                        -----               -----------------------------------

             Common Stock $ .001 par value                 10,006,316



               Transitional Small Business Disclosure Format (check one):
                                  YES    NO x
                                     ---   ---

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                                        September 30,          December 31,
                                                           1998                  1997
                                                  ---------------------------------------------
ASSETS                                                  (Unaudited)            *(Audited)
Current assets:
   Cash and cash equivalents                          $   11,690              $  3,316
   Investments                                             1,115                 4,021
   Accounts receivable, net                                1,757                 2,055
   Inventory                                               2,504                 1,852
   Other                                                   1,288                   226
                                                ---------------------------------------------
Total current assets                                      18,354                11,470
                                                ---------------------------------------------

Property and equipment, net                                2,645                 2,831
Patents and trademarks, net                               12,344                12,912
Goodwill, net                                              2,023                 2,151
Deferred tax asset, net                                    4,140                 4,140
Other assets                                                 108                    93
                                                ---------------------------------------------
Total assets                                            $ 39,614               $33,597
                                                =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $    452              $  1,729
   Accrued expenses                                          367                   340
                                                ---------------------------------------------
Total current liabilities                                    819                 2,069
                                                ---------------------------------------------
Other liabilities                                            173                   170
Stockholders' equity:
   Preferred stock, $.001 par value:
     Authorized shares--25,000,000;
     Series A 6% Convertible Preferred stock,
     $.001 par value:
     Issued and outstanding shares--15,000
        at 9/30/98                                        15,331                    --

     Common stock, $.001 par value:
     Authorized shares--100,000,000;
     Issued and outstanding shares--
        9,927,075 and 10,015,036 at
        9/30/98 and 12/31/97, respectively                   10                     10
   Additional paid-in capital                            39,110                 39,807
   Accumulated deficit                                  (15,829)                (8,459)
                                                ---------------------------------------------

Total stockholders' equity                               38,622                 31,358
                                                ---------------------------------------------
Total liabilities and                                  $ 39,614                $33,597
stockholders' equity                            =============================================

*Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes to the consolidated financial statements.

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share data)


                                            Three Months Ended                      Nine Months Ended
                                               September 30,                          September 30,
                                   ------------------------------------   ------------------------------------
                                           1998              1997                  1998             1997
                                   ------------------------------------   ------------------------------------

Gross product sales                $       1,506    $       1,735         $       4,292     $       4,544
Returns and allowances                       (49)             (10)                  (49)              (30)
                                   ------------------------------------   ------------------------------------
Net product sales                          1,457            1,725                 4,243             4,514
Cost of product sales                        829            1,034                 2,139             2,608
                                   ------------------------------------   ------------------------------------
Gross profit                                 628              691                 2,104             1,906

R&D contract revenue                         113              100                   270               310

Operating expenses:
   Selling, general and administrative     2,012            1,960                 6,125             4,723
   Research and development                  615              797                 2,057             1,947
   Depreciation and amortization             463              427                 1,372             1,274
                                   ------------------------------------   ------------------------------------
                                           3,090            3,184                 9,554             7,944
                                   ------------------------------------   ------------------------------------
                                          (2,349)          (2,393)               (7,180)           (5,728)

Other income (expense):
   Interest income                           217               94                   461               586
   Interest expense                           (5)              (3)                  (13)              (10)
                                   ------------------------------------   ------------------------------------
Loss before income tax benefit            (2,137)          (2,302)               (6,732)           (5,152)
Income tax benefit                            --              852                    --             1,906
                                   ------------------------------------   ------------------------------------

Net loss                                  (2,137)          (1,450)               (6,732)           (3,246)
                                   ------------------------------------   ------------------------------------




Accrued preferred redemption
   accretion and dividends                   417               --                   613                --
                                   ------------------------------------   ------------------------------------

Loss attributable to common stock  $      (2,554)  $      (1,450)         $      (7,345)   $      (3,246)
                                   ====================================   ====================================

Net loss per common share -
   basic and diluted               $        (.26)  $         (.14)       $         (.73)   $         (.32)
                                   ====================================   ====================================

Weighted average number of
   common shares outstanding           9,975,923       10,005,036            10,001,855         9,984,325
                                   ====================================   ====================================

See accompanying notes to the consolidated financial statements.

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

                                                                               Nine Months Ended September 30,
                                                                       -------------------------------------------
                                                                                 1998                 1997
                                                                       -------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                  $    (6,732)         $    (3,246)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                              1,372                1,274
     Deferred income taxes                                                         --               (1,906)
Changes in operating assets and liabilities:
       Accounts receivable                                                        298                 (347)
       Inventory                                                                 (652)                (629)
       Accounts payable and accrued expenses                                   (1,250)                 760
       Other current assets                                                    (1,127)                  93
                                                                       -------------------------------------------
Net cash used in operating activities                                          (8,091)              (4,001)

INVESTING ACTIVITIES
Net proceeds from issuance of Preferred Stock                                  14,427                   --
Purchase of property and equipment                                               (311)                (492)
Investment in patents and trademarks                                             (194)                  --
Purchase of investments                                                        (1,108)                 (16)
Proceeds from sale of investments                                               3,990                3,493
Buyback of TCPI common stock                                                     (339)                  --
                                                                       -------------------------------------------
Net cash provided by investing activities                                      16,465                2,985

FINANCING ACTIVITIES
Proceeds from stock options exercised                                              --                  199
                                                                       -------------------------------------------
Net cash provided by financing activities                                           0                  199
                                                                       -------------------------------------------
Net increase (decrease) in cash and cash equivalents                            8,374                 (817)
Cash and cash equivalents at beginning of period                                3,316                1,607
                                                                       -------------------------------------------
Cash and cash equivalents at end of period                                 $   11,690         $        790
                                                                       ===========================================

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

         In evaluating whether or not an increase to the prior year valuation allowance for deferred tax assets was required in the third quarter of 1998, the Company established that all elements of evidence required to recognize the third quarter of 1998 net operating loss tax benefits were not present. Accordingly, the Company increased the valuation allowance related to the deferred tax asset in the amount of $2.5 million for the nine months ended September 30, 1998.

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

2.       DETAILS OF BALANCE SHEET

Details of selected balance sheet accounts are as follows (in thousands):


                                                                         September 30, 1998           December 31, 1997
                                                                       -----------------------------------------------------
         Accounts receivable
            Accounts receivable                                           $     1,863                 $     2,073
            Allowance for doubtful accounts                                      (106)                        (18)
                                                                       -----------------------------------------------------
                                                                          $     1,757                 $     2,055
                                                                       =====================================================
         Property and equipment
            Furniture, fixtures and equipment                             $     3,157                 $     2,849
            Real property                                                         217                         217
            Leasehold improvements                                                907                         904
                                                                       -----------------------------------------------------
                                                                                4,281                       3,970
            Accumulated depreciation                                           (1,636)                     (1,139)
                                                                       -----------------------------------------------------
                                                                          $     2,645                 $     2,831
                                                                       =====================================================
         Patents and trademarks
            Patents and trademarks                                         $   15,203                  $   15,025
            Accumulated amortization                                           (2,859)                     (2,113)
                                                                       -----------------------------------------------------
                                                                           $   12,344                  $   12,912
                                                                       =====================================================
         Goodwill
            Goodwill                                                      $     2,494                 $     2,494
            Accumulated amortization                                             (471)                       (343)
                                                                       -----------------------------------------------------

                                                                          $     2,023                 $     2,151
                                                                       =====================================================

3.       STOCKHOLDERS' EQUITY

         In May 1998, the Company completed a private placement of 15,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") to a single institutional investor (the "Investor"). To date, the Investor has converted 300 shares of Preferred Stock and received 79,241 shares of the Company's common stock. See the Company's Report on Form 8-K filed on May 21, 1998 for additional information related to the Preferred Stock transaction.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

3.       STOCKHOLDERS' EQUITY (Continued)

Stock Repurchase Program

         On July 28, 1998, TCPI's Board of Directors authorized a stock repurchase program to buy-back up to 10 percent of the Company's outstanding common stock. Purchases of common stock by the Company may be made from time-to-time in the open market and/or through privately negotiated transactions at prevailing market prices depending on market conditions. To date, the Company has repurchased 87,961 shares of common stock.

4.       RELATED PARTY TRANSACTION

         During August 1998, the Company's outside directors unanimously approved the Company's guarantee for a period of up to 90 days of $750,000 of the collateral obligations of the Company's Chairman, President and Chief Executive Officer's ("Chairman") family limited partnership ("Partnership") to a brokerage house. Under the terms of the Company's agreement with the Partnership, the brokerage house called on the Company's guarantee, the Partnership then executed and delivered to the Company a promissory note personally guaranteed by the Chairman in an amount equal to the amount of the guarantee. The note is payable on demand (but in no event later than six months after the guarantee was called) and bears interest at the rate of interest charged by the brokerage house. The promissory note has not yet been called for payment.

         Subsequently, on September 2, 1998, the Company's Chairman of the Board announced the planned purchase of approximately $250,000 of the Company's common stock in the open market from time-to-time over the next 30-60 day period to partially offset the involuntary sale of a small portion of TCPI shares held by his family limited partnership due to a margin call situation. Such shares were subsequently purchased. See the corresponding Form 4's filed for the monthly periods ended August 31, 1998 and September 30, 1998.

5.       LEGAL PROCEEDINGS

         On October 8, 1998, the Company was granted its Motion to Dismiss certain counts of the Complaint against TCPI related to its non-invasive TD GlucoseTM Monitoring System (Americare Diagnostics, Inc., et al. vs. Technical Chemicals and Products, Inc.) This Order issued by the United States District Court Southern District of Florida dismissed six of nine counts of the lawsuit. The Plaintiffs have filed an amended Complaint which contains some of the same counts based on substantially the same facts as in the original Complaint. The Company believes it will again be successful in having such counts dismissed.

         Related to this legal matter, in August 1997, the Company filed a lawsuit against Americare and D'Angelo for trade libel and slander of title (Technical Chemicals and Products, Inc. vs. Joseph P. D'Angelo, et al.) related to TCPI's non-invasive glucose monitoring technology. This lawsuit is ongoing as a counter-claim in the matter before the United States District Court Southern District of Florida.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

6.       LEGAL PROCEEDINGS (Continued)

         In a separate lawsuit filed against the Company in 1994 by Americare and D'Angelo related to an HIV saliva collector test kit, this legal matter recently began being heard by the Circuit Court in Broward County, Florida (Joseph P. D'Angelo, et al. vs.Technical Chemicals and Products, Inc., et al.) and is ongoing.

         Management believes, after consultation with counsel, that each of the allegations against the Company included in these lawsuits is without merit, and is defending each of the allegations vigorously. At this time, it is not possible to estimate the ultimate loss, if any, related to these lawsuits.

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

         TCPI or its founder have developed more than 330 medical diagnostic and pharmaceutical products which have received marketing clearance by the United States Food and Drug Administration (the "FDA") - including those related to its patented membrane-based technology platform - and also has manufactured OEM products for leading multinational pharmaceutical and medical diagnostic companies. The Company presently holds 22 U.S. and 29 foreign patents, and has seven pending patent applications in the U.S. and more than 30 foreign patent applications pending.

         TCPI is currently scaling-up the manufacture of more than 47 patented membrane-based diagnostic tests in the U.S. and internationally, 29 of which have received 510(k) clearance from the FDA. In addition, the Company has over 20 other diagnostic and transdermal drug delivery products in various stages of development and governmental approval. Foremost in TCPI's product portfolio is its TD GlucoseTM Monitoring System (the "TD Glucose Monitoring System") - an innovative non-invasive glucose testing technology for diabetics presently in clinical trials. In addition, TCPI's new diagnostic screening products for Total and HDL (good) cholesterol are also currently in clinical trials. The Company's present portfolio of diagnostic products also include tests and screens for cholesterol monitoring, pregnancy, ovulation timing, urinary glucose levels, urinary tract infection, skin cancer, deteriorating vision, infectious diseases, drugs of abuse, cardiac markers and certain types of cancer. TCPI's portfolio of transdermal drug delivery technology focuses on smoking addiction, hormone replacement therapy, cardiovascular disease and other areas.

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

         Over-the-counter products are marketed to consumers in the U.S. and Canada for at-home use under TCPI's proprietary HealthCheck(R) and private-label brands. These over-the-counter products are sold in pharmacies, supermarkets and mass merchandise retail stores. The HealthCheck line consists of testing and screening products for cholesterol, diabetes, urinary tract infection, pregnancy, ovulation, skin cancer, deteriorating vision and a series of health journals. TCPI distributes its private label family planning products to approximately 20 leading drug, discount and supermarket chains and catalog retailers. The Company's at-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

STRATEGIC DIRECTION AND COMPANY BACKGROUND (continued)

home diagnostics products are available through such leading consumer outlets as Walgreen Drug Stores, Eckerd Corp., CVS, Rite Aid, Thrifty Payless, Wal-Mart Stores, and Kroger, as well as leading drug wholesale distributors McKesson Corp., AmeriSource Health Corp., Bindley Western Industries, Bergen Brunswig Drug Company, and featured in Amway Corporation's Personal Shopper catalog.

         International expansion of the Company's OEM family planning and HealthCheck diagnostic testing and screening products is ongoing. Sales of these products have recently begun in Argentina, Australia, Austria, Bangladesh, Canada, Chile, Cyprus, Denmark, Egypt, Germany, Hong Kong, Malaysia, Netherlands, Norway, Oman, Philippines, Portugal, South Africa, Spain, Sweden, Switzerland, Thailand, Tunisia, and Turkey.

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

         In September 1998, the Board of Directors appointed Stanley M. Reimer, Ph.D. to the Company's Board. Dr. Reimer has more than 30 years of diverse experience in the healthcare industry, including basic and applied research and technical, clinical and public health management. Since 1988, he has been President of Laboratory Management Associates, which provides direction and consultation to the clinical laboratory and healthcare industry. He also served as Assistant Commissioner of Health and Director of Public Health Laboratories for the City of New York from 1991 to 1996. In addition, Dr. Reimer previously was Vice President and General Manager of Allied Clinical Laboratories from 1985 to 1988, and Vice President and Area Manger with Bio-Science Laboratories from 1971 to 1985. He holds Bachelor of Science degrees in chemistry and physiology from Allegheny College and both his Master of Science and Ph.D. in biochemistry from Rutgers University.

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

         Statements regarding future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible recommendations of health care professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, as well as other statements contained in this report that address activities, events or developments that the Company

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company's operations during the first nine months of 1998 continued to reflect the ongoing manufacturing scale-up, build-up of inventory, and expansion of facilities necessary to expand existing products as well as introduce more than 20 new diagnostic testing and screening products for infectious diseases, drug of abuse and certain types of cancer which are planned for future distribution worldwide.

         PRODUCT SALES. The Company's net product sales for the nine months and third quarter ended September 30, 1998 were $4.2 million and $1.5 million, respectively, and reflected a decrease of approximately $270,000 from the comparable periods a year earlier. During these periods, the Company experienced higher sales of its drug of abuse and infectious disease testing and screening products. However, these gains were offset by lower than expected worldwide sales associated with the ongoing transition of the Company's OEM family planning business as well as a slight decline in private label product sales from the prior year periods. Further, the backlog of orders for OEM customers in Europe created during the second quarter of 1998 continue to be shipped during the third and fourth quarter of the current year, although at a slower pace than earlier anticipated.

         Overall, the acquisition of Boehringher-Mannehim by Roche Holdings AG continues to impact the Company's product sales in 1998 due to (1) the ongoing transition of the Company's OEM family planning business and slower sales due to seasonal factors and changes in worldwide distribution, the build-up of inventory, and the shipment and installation of necessary equipment from outside suppliers, and (2) cessation of the marketing and distribution program with Boehringer Mannheim Argentina related to the Company's infectious disease testing products, despite having products in registration in various South American countries and build-up of product inventory.

         GROSS PROFIT. TCPI's gross profit on product sales for the first nine months of 1998 increased by 10% to $2.1 million and was $628,000 in the third quarter of 1998 as compared to $691,000 in the third quarter of 1997. Gross profit as a percent of net sales for both the nine month and three month periods advanced over the comparable prior year periods to 50% and 43%, respectively. These gains were achieved principally due to increased in-house manufacturing which provided various economies of scale-up, a change in product mix and market introduction of new diagnostic testing and screening products such as the HealthCheck line, drug of abuse and infectious diseases screening products, as well as a more favorable packaging and distribution program related to the Company's OEM family planning products. The gross margin for the third quarter decreased from prior quarterly periods in the current year due to a shift in the mix of OEM products sold outside the United States.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling general and administrative ("SG&A") expenses for the third quarter of 1998 and 1997 remained constant at $2.0 million and increased to $6.1 million for the nine months ended September 30, 1998 from $4.7 million in the same period 1997. This increase was primarily due to the ongoing implementation of strategic marketing programs, including those related to the initial market introduction of three new products thus far in 1998. Through the first nine months of 1998, TCPI also continued to hire operating personnel for the further scale-up of in-house manufacturing as well as ongoing facility expansion at its Pompano Beach, Florida manufacturing, laboratory, warehouse, and office space. This increase included the payment of significantly higher than usual nonrecurring legal fees, for the filing of certain patents associated with the TCPI's non-invasive glucose monitoring system, participation in

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

the successful appeal connected to patents utilized in the Company's family planning products, as well as the pursuit of certain litigation matters.

         RESEARCH AND DEVELOPMENT. The Company continued to advance its various diagnostic testing products and transdermal drug delivery technologies through development towards commercialization. The Company's investment in R&D has contributed to the development of several new products including its TD Glucose Monitoring System, HealthCheck family of at home diagnostics, and meter and visual-read Total and HDL cholesterol monitoring products, infectious diseases and drug of abuse, as well as several other products. The future level of R&D expenditures will depend on, among other things, the outcome of clinical testing of products under development (including the TD Glucose Monitoring System and Total and HDL cholesterol monitoring products), delays or changes in government required testing and approval procedures, technological and competitive developments and strategic marketing decisions. For the first nine months of 1998, the Company's R&D expenses held a constant going rate of approximately $2.0 million as compared to the same period a year ago. For the three month period ended September 30, 1998 the Company's R&D expenses were $615,000 as compared to $797,000 in the same period of 1997.

         NET LOSS. The Company posted a loss from operations of $7.2 million for the first nine months of 1998, which increased from a loss of $5.7 million in the same period a year earlier. For the third quarter ended September 30, 1998, the loss from operations declined to $2.3 million from $2.4 million in the third quarter of 1997. These increases resulted from expenses associated with the planned scale-up of manufacturing and certain start-up expenses connected with the new Boehringer Mannheim Italia program; ongoing investment in personnel, research and development and facility expansion; expenses for ongoing testing of TCPI's non-invasive glucose monitoring system and its cholesterol monitoring products; and substantially higher than usual nonrecurring legal fees for the period which relate to the filing of certain patents associated with TCPI's non-invasive glucose monitoring system, participation in the successful appeal related to patents utilized in the Company's family planning products, as well as the pursuit of certain other litigation matters.

         The net loss attributable to common stock was $7.3 million for the nine months and $2.6 million loss for the quarter ended September 30, 1998, as compared to $3.2 million and $1.5 million for the comparable periods of 1997. The increase in loss attributable to common stock for the quarter and nine month periods over the same periods in 1997 was also due to the increase in the valuation allowance related to the tax deferred asset and the accrued redemption accretion and accrued dividends of the preferred stock.

FINANCIAL CONDITION

         The Company had cash and investments of $12.8 million at September 30, 1998, as compared to $7.3 million at December 31, 1997. The increase is due primarily to proceeds from the Company's sale to a single institutional investor of 15,000 shares of the Company's Series A Convertible Preferred Stock during the second quarter of 1998. See Notes to Condensed Consolidated Financial
Statements. Working capital at the end of the third quarter was $17.5 million, as compared to $9.4 million at December 31, 1997. This increase is due primarily to the preferred stock transaction described above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (Continued)

         The Company expects to continue to draw upon its working capital to purchase production equipment, develop and manufacture the TD Glucose Monitoring System, engage in research and development related to transdermal drug delivery technology, develop new diagnostic products, conduct clinical trials, continue its investment in personnel and facility expansion, and continue its day-to-day business. In addition, on July 28, 1998, TCPI's Board of Directors authorized a stock repurchase program to buy-back up to 10 percent of the Company's outstanding common stock. Purchases of common stock by the Company may be made from time-to-time in the open market and/or through privately negotiated transactions at prevailing market prices depending on market conditions. To date, the Company has repurchased 87,961 shares.

LIQUIDITY AND CAPITAL RESOURCES

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

         On October 8, 1998, the Company was granted its Motion to Dismiss certain counts of the Complaint against TCPI related to its non-invasive TD GlucoseTM Monitoring System (Americare Diagnostics, Inc., et al. vs. Technical Chemicals and Products, Inc.) This Order issued by the United States District Court Southern District of Florida dismissed six of nine counts of the lawsuit brought against TCPI in November of 1997 by Americare Diagnostics, Inc. and its president, Joseph P. D'Angelo. The Company sought and was granted an Order to Dismiss all of the counts alleging misappropriation of trade secrets, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion. The Company did not seek to dismiss the remaining counts - including the patent infringement count - as it expects to prevail on these counts which management believes are without merit. The Company believes the patent infringement matter is essentially a response to the Libel and Slander action TCPI filed against D'Angelo and his Americare companies in August of 1997. The Plaintiffs have filed an amended Complaint which contains some of the same counts based on substantially the same facts as in the original Complaint. The Company believes it will again be successful in having such counts dismissed.

         Related to this legal matter, in August 1997, the Company filed a lawsuit against Americare and D'Angelo for trade libel and slander of title (Technical Chemicals and Products, Inc. vs. Joseph P. D'Angelo, et al.) related to TCPI's non-invasive glucose monitoring technology. This lawsuit is ongoing as a counter-claim in the matter before the United States District Court Southern District of Florida.

         In a separate lawsuit filed against the Company in 1994 by Americare and D'Angelo related to an HIV saliva collector test kit, this legal matter recently began being heard by the Circuit Court in Broward County, Florida (Joseph P. D'Angelo, et al. vs.Technical Chemicals and Products, Inc., et al.) and is ongoing.

         Management believes, after consultation with counsel, that each of the allegations against the Company included in these lawsuits is without merit, and is defending each of the allegations vigorously. At this time, it is not possible to estimate the ultimate loss, if any, related to these lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 28, 1998, the Company held a Special Meeting of its shareholders for the purpose of approving the issuance of shares of the Company's common stock upon the conversion of the outstanding shares of its Series A Convertible Preferred Stock. The proposal was approved at such meeting, with an aggregate of 8,413,018 votes cast. There were 8,162,845 votes cast in favor of the proposal, 224,583 votes cast against and 25,590 abstentions.

PART II  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Stock Repurchase Program

         On July 28, 1998, TCPI's Board of Directors authorized a stock repurchase program to buy-back up to 10 percent of the Company's outstanding common stock. Purchases of common stock by the Company may be made from time-to-time in the open market and/or through privately negotiated transactions at prevailing market prices depending on market conditions. To date, the Company has repurchased 87,961 shares of common stock.

Employment Agreements

         On October 9, 1998 the Company and Jack L. Aronowitz, the Company's Chairman, President and Chief Executive Officer, amended Mr. Aronowitz's Employment Agreement with the Company. As amended, Mr. Aronowitz's employment agreement has a term of five years and provides that it shall automatically extend on December 31st of each year to hold constant a five year employment period thereafter unless sooner terminated as provided for in the Agreement. Additionally, on October 9, 1998, the Company entered into Employment Agreements with Jay E. Eckhaus, the Company's Vice President and General Counsel, and Stuart R. Streger, the Company's Vice President and Chief Financial Officer. Each of these Employment Agreements has a term of three years that expire on December 31, 2001 and automatically renew for one year periods thereafter unless sooner terminated as provided for in the Agreement. Each of these Employment Agreements provides customary provisions concerning the termination of the executive's employment with the Company following a change in control. Each Employment Agreement also contains other customary terms and conditions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

Exhibit           Exhibit Description
Number
3.1    **         Amended and Restated Articles of Incorporation of the Company.
3.2    **         Amended and Restated Bylaws of the Company.
4.1    *          Form of Common Stock Certificate of the Company.
10.1              Joint  Venture  Agreement  dated July 27, 1998 between the
                  Company and MicroWeiss  Electronics
10.2              Amended Employment Agreement dated October 9, 1998 between the
                  Company and Jack L. Aronowitz
10.3              Employment Agreement dated October 9, 1998 between the Company and Jay E. Eckhaus
10.4              Employment Agreement dated October 9, 1998 between the Company and Stuart R. Streger
27                Financial Data Schedule

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


                                   TECHNICAL CHEMICALS AND PRODUCTS, INC.


Date:    November 12, 1997         By:  /s/
                                      -----------------------------------
                                      Stuart R. Streger
                                      Vice President and Chief Financial Officer
                                      (Duly authorized officer and principal
                                      accounting officer)

                                  EXHIBIT 10.2

                        AMENDMENT TO EMPLOYMENT AGREEMENT


         This Amendment to a certain Employment Agreement between JACK L. ARONOWITZ ("Employee") and TECHNICAL CHEMICALS AND PRODUCTS, INC. (sometimes hereinafter referred to as the "Corporation" or "TCPI") made on the 27th day of September, 1996 is hereby executed this 9th day of October, 1998.

                                    RECITALS

         The Corporation and Employee entered into a certain Employment Agreement on the 27th day of September, 1996, a copy of which is annexed hereto as Exhibit A ("1996 Employment Agreement"). The parties to the 1996 Employment Agreement now desire to amend such 1996 Employment Agreement only as to certain provisions of such 1996 Employment Agreement.

         NOW THEREFORE, in consideration of the mutual promises, terms and conditions herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     FIRST: Paragraph a. of Article 5 is hereby amended only as to the annual base salary specified therein and the first salary adjustment contained therein. Accordingly, such salary and adjustment provisos are amended to state:

                  (i) ONE HUNDRED AND FIFTY-NINE THOUSAND FIVE HUNDRED AND THITY-FIVE ($159,535) DOLLARS.

                  (ii) The first adjustment pursuant to the formula contained in Paragraph a.(i) of the 1996 Employment Agreement shall be on October 31, 1998 effective November 1, 1998.

     SECOND: Paragraph c of Article 9 is amended only with respect to adding a new subparagraph (5) to state that "Good Reason" as used in such Paragraph (c) shall also include:

                  (5) reduction in Employee's Base Salary in effect on the date a Change in Control occurs

          THIRD: Paragraph b. of Article 10 of the 1996 Employment Agreement defining "Change in Control" is hereby amended in its entirety to now provide as follows:

          b. Change in Control. For purposes of this Agreement, the term "Change in Control" shall mean:

                  (1) The acquisition by any individual, entity or group (within the meaning of ss. 13(d)(3) or ss. 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (any of the foregoing described in this Section 7.2.1 hereafter a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (a) the then outstanding shares of Capital Stock of
                  TCPI (the "Outstanding Capital Stock") or (b) the combined voting power of the then outstanding voting securities of TCPI entitled to vote generally in the election of directors (the "Voting Securities"), provided, however, that any acquisition by (x) TCPI or any of its subsidiaries, or any Employee benefit plan (or related trust) sponsored or maintained by TCPI or any of its subsidiaries or (y) any Person that is eligible, pursuant to Rule 13d-1(b) under the Exchange Act, to file a statement on Schedule 13G with respect to its beneficial ownership of Voting Securities, whether or not such Person shall have filed a statement on Schedule 13G, unless such Person shall have filed a statement on Schedule 13D with respect to beneficial ownership of 20% or more of the Voting
                  Securities or (z) any corporation with respect to which, following such acquisition, more than 20% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Capital Stock and Voting Securities immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the Outstanding Capital Stock and Voting Securities, as the case may be, shall not constitute a Change of Control; or

                  (2) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any individual becoming a director subsequent to the date hereof whose election or nomination for election by TCPI's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of TCPI (as such terms are used in Rule 14a-11 of Regulation 14A, or any successor section, promulgated under the Exchange Act); or

                  (3) Approval by the shareholders of TCPI of a reorganization, merger or consolidation (a "Business Combination"), in each case, with respect to which all or substantially all holders of the Outstanding Capital Stock and Voting Securities immediately prior to such Business Combination do not, following such Business Combination, beneficially own, directly or indirectly, more than 20% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from Business Combination; or

                  (4) A complete liquidation or dissolution of TCPI or the sale or other disposition of all or substantially all of the assets of TCPI other than to a corporation with respect to which, following such sale or disposition, more than 20% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors is then owned beneficially, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Capital Stock and Voting Securities immediately prior to such sale or disposition in substantially the same proportion as their ownership of the Outstanding Capital Stock and Voting Securities, as the case may be, immediately prior to such sale or disposition.

                  (5) In the event that the beneficial ownership attributable to Jack L. Aronowitz's ownership of the Outstanding Capital Stock or Voting Securities of TCPI ("Aronowitz Shares") is reduced to less than 20%, then the 20% threshold number contained in the foregoing paragraphs of this Article 10 shall be reduced in direct proportion to such reduction, but in no event, less than 15%. By way of example, if the Aronowitz Shares are reduced to 18% of the Outstanding Capital Stock or Voting Securities, then the 20% provisos contained in the other paragraphs of Article VII shall be reduced to 18%.


          FOURTH: Paragraph d. of Article 12 of the 1996 Employment Agreement is hereby amended in its entirety to now provide as follows:

         28 Arbitration. Any controversy or claim arising out of, or relating to, this Agreement, or the breach hereof, shall be settled by arbitration in the City of Fort Lauderdale, in accordance with the Commercial Rules of Arbitration of the American Arbitration Association in the State of Florida, and any judgment upon the award rendered may be entered in any court having jurisdiction thereof.

                  The Employee shall be entitled to receive Employee's salary and other benefits in effect on the last date of Employee's Employment ("Termination Date") upon the commencement of Arbitration for the period of the earliest to occur of (i) the termination of the Arbitration, (ii) Employee's employment by a third party or (iii) one
         (1) year from the Termination Date, provided, however, that the Employee would be obligated to repay the Employer such salary (without interest) in the event that the Arbitrators determine that the termination of Employee's employment was proper pursuant to the provisions of this Employment Agreement and such Arbitrator(s) find such repayment justified and equitable.

     FIFTH: In all other respects, the 1996 Employment Agreement remains unmodified and in full force and effect as originally executed.

         IN WITNESS WHEREOF, TCPI and Employee have caused this Agreement to be executed on the day and year first above written.



                                                  TECHNICAL CHEMICALS AND
                                                  PRODUCTS, INC.
                                                  By
-----------------------------------
Witness                                           ______________________________

----------------------------------                ------------------------------
Witness                                           Title


-----------------------------------               ------------------------------
Witness                                           JACK L. ARONOWITZ

-----------------------------------
Witness

                                  EXHIBIT 10.3

                              EMPLOYMENT AGREEMENT


         THIS Agreement is made and entered into this 9th day of October, 1998 ("Agreement"), between TECHNICAL CHEMICALS AND PRODUCTS, INC., a Florida corporation ("TCPI"), with its principal place of business at 3341 SW 15 Street, Pompano Beach, FL 33069 and JAY E. ECKHAUS, having an address of 23108 Post Gardens Way, Apartment 202, Boca Raton, FL 33403 ("Employee").

                                R E C I T A L S:


          WHEREAS, Employee is currently employed by TCPI as its Vice President and General Counsel;

          WHEREAS, Employee and TCPI are desirous of entering into an agreement to memorialize the employment relationship. and

         NOW,  THEREFORE,  in  consideration  of the mutual  promises  contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto mutually agree as follows:

                                    ARTICLE I
                                      TERM

         1.1 Initial Term. The initial term (the "Initial Term") of this Agreement shall commence on the date this Agreement is executed and shall end on the 31st day of December, 2001 ("Initial Term Termination Date") unless terminated earlier as provided herein.

         1.2 Extension of Initial Term.The Initial Term shall be extended for successive one (1) year periods ("Extended Term") commencing on January 1, 2002, unless either party gives the other one hundred eighty (180) days' prior written notice of its intent not to renew prior to the expiration of the then current term.

                                   ARTICLE II
                            SCOPE OF RESPONSIBILITIES
                       OFFER AND ACCEPTANCE OF EMPLOYMENT

         2.1 Offer of Employment. Upon the terms and subject to the conditions of this Agreement, and upon the acceptance by Employee as signified by Employee's execution of this Agreement, TCPI hereby employs Employee for the term of this Agreement as its Vice President and General Counsel. Employee shall have the powers and duties as Vice President and General Counsel of TCPI as directed by the President and the Board of Directors, which direction shall be pursuant to reasonable policies adopted from time to time and communicated to Employee. Employee's duties shall include the management of TCPI's business interests ("Businesses") and such other duties as are consistent with his position (the "Duties"). During the term of this Agreement and except for illness, disability, reasonable vacation periods and reasonable leaves of absence, Employee shall devote his entire business time, attention, skill and efforts as is necessary for the faithful performance of the Duties.

         2.2 Acceptance By Employee. Employee hereby accepts such employment and, consistent with fiduciary standards which exist between an employer and an employee, Employee shall perform the Duties in an efficient, trustworthy and businesslike manner.

         2.3 Delegation. Notwithstanding anything to the contrary contained in this Agreement, Employee shall have the right and authority to delegate responsibility to one or more personnel if Employee and the President deem such delegation appropriate.

         2.4 Other Activities. Employee shall use Employee's best efforts for the benefit of TCPI by whatsoever activities Employee deems appropriate to maintain and improve TCPI's standing in the community generally and among other members of the industries in which TCPI is from time to time engaged, including such entertaining for business purposes as Employee considers appropriate consistent with TCPI's policies.

                                   ARTICLE III
                                  COMPENSATION

         3.1 Base Salary, Bonus, Options and Employee Benefit Plans. For all services rendered by Employee in any capacity during his employment under this Agreement (including any renewals hereof), TCPI shall pay Employee as compensation the sum of the amounts set forth below:

                  3.1.1 Base Salary. During the term of this Agreement, Employee shall be paid the sum of One Hundred and Twenty-Five Thousand Dollars ($125,000) on an annualized basis, payable in installments at such periodic intervals as TCPI pays its other Employees but not less than on a monthly basis. On January 1, 1999 and continuing on each January 1st thereafter during the term of this Agreement and any extensions thereof, and for each subsequent year during the term of this Agreement, Employee shall be entitled to an annual salary review of Employee's base salary and such base salary may be increased but not decreased at the discretion of the Board of Directors of TCPI.

                  3.1.2. Bonus. Employee shall be entitled to such bonuses as are awarded by the Board of Directors from time to time and shall participate in all bonus plans established for senior executives of TCPI.

                  3.1.3. Stock Options. TCPI has previously granted the options (the "Options") to Employee specified in Exhibit A annexed hereto and made a part hereof pursuant to and under the terms of TCPI's Amended and Restated 1992 Stock Option Plan

         3.2 Share Appreciation Rights Plan. TCPI will grant Employee share appreciation rights, and Employee will be entitled to participate in TCPI's share appreciation rights plan, on the same basis as other senior executives of TCPI. Employee shall be entitled to the highest and most favorable treatment afforded any Employee of TCPI, other than Jack L. Aronowitz or another officer senior to Employee, under such plan.

                                   ARTICLE IV
                         BUSINESS EXPENSES AND BENEFITS

         4.1 Business Expenses. Employee is authorized to incur reasonable expenses to execute and/or promote the Businesses of TCPI, including, but not limited to, expenses related to maintenance of professional licenses and expenses in accordance with TCPI's policies and procedures as same are in effect from time to time, for entertainment, travel, and similar items, in the same manner or basis, as other senior executives of TCPI. TCPI will reimburse Employee for all reasonable travel or other expenses incurred while on business.

         4.2. Employee Benefit Plans. Employee shall be entitled to participate in any and all plans, arrangements or distributions by TCPI pertaining to or in connection with any pension, bonus, profit sharing, stock options and/or similar benefits and/or health benefits for its regular Employees and/or for its Employees and/or for its senior level executives, as determined by the Board of Directors or committees, pursuant to the governing instruments which establish and/or determine eligibility and other rights of the participants and beneficiaries under such plans or other benefit programs.

         4.3 Health Insurance and Other Plans. TCPI will provide for Employee medical insurance and Employee will be entitled to participate in all other benefit plans and receive perquisites on the same basis as other senior executives of TCPI.

         4.4 Vacation and Sick Days. Employee shall be entitled to such reasonable paid vacation time and paid and unpaid sick days and personal days in accordance with TCPI's policies and procedures applicable to senior level executives or as may be agreed to by the parties hereto from time to time; provided, however, that Employee shall be entitled to at least two (2) weeks paid vacation during each year of the term of this Agreement, or such greater amount generally provided to senior executives of TCPI.

                  4.4.1 Should TCPI adopt a policy of accruing vacations from year to year or paying senior executives the amount equaling such unused vacation time, then the Employee shall have the right to either (i) apply such accrued and unused vacation time toward additional paid vacation time during subsequent years of this Agreement; or (ii) receive a lump-sum payment equal to Employee's base salary for said accrued and unused vacation time.

                                    ARTICLE V
                      DEATH OR DISABILITY DURING EMPLOYMENT

         5.1 If Employee dies or becomes permanently and totally disabled during the term of the Agreement, TCPI shall pay to Employee or Employee's estate, as the case may be, the base salary which would otherwise be payable to Employee, for a period of four (4) months after the date on which Employee's death or disability occurred. TCPI shall have no further financial obligations to Employee or his estate, except as otherwise provided in Articles III and IV hereof. For purposes of this Agreement, "disability" is defined to mean that, as a result of Employee's incapacity due to physical or mental illness:

                  5.1.1 Employee shall have been absent from his duties as an officer of TCPI on a substantially full-time basis for four
                  (4) consecutive months; and

                  5.1.2 Within thirty (30) days after TCPI notifies Employee in writing that it intends to replace him, Employee shall not have returned to the performance of the duties as an officer of TCPI on a full-time basis.

         5.2 Death or Disability. This Agreement shall terminate upon the death or the disability of Employee. Termination for death or disability shall not be termination for Cause. Employee or his heirs or estate (as the case may be) shall be entitled to the compensation provided for in Paragraph 5.1 of this Agreement.

                                    ARTCLE VI
                            TERMINATION OF EMPLOYMENT

         6.1 Termination by TCPI for Cause. Termination by Employee Without Good Reason. If Employee's employment is terminated by (i) TCPI for Cause (as hereinafter defined); or (ii) by Employee without Good Reason (as hereinafter defined), then Employee shall be entitled to:

                  6.1.1 Base salary pursuant to Paragraph 3.1.1 earned through the last day of employment ("Termination Date"); and

                  6.1.2 Accrued vacation under Paragraph 4.4 hereof; and

                  6.1.3 All applicable reimbursements from TCPI due pursuant to this Agreement.

         6.2. Termination by TCPI Without Cause or Termination by Employee For Good Reason. Except as provided below with respect to a Change of Control (as hereinafter defined), if there is a termination of this Agreement by (i) TCPI without Cause (as hereinafter defined); or (ii) Employee for Good Reason (as hereinafter defined), Employee shall be entitled to:

                  6.2.1 Receive, in one lump sum payment on Termination Date, that amount which is equal to (a) Employee's base salary for the remainder of the Initial term (or Extended Term as the case may be) plus (b) an amount equal to the bonus paid Employee in the previous fiscal year.

                  6.2.2 In the event that termination pursuant to Paragraph 6.2 occurs during the last six (6) months of the Initial Term or the first six (6) months of any Extended Term, then, in such event, the base salary payable under Paragraph 6.2.1, shall not be less than the total of six (6) months base salary plus one month's of base salary for each year of employment to a maximum base salary under paragraph 6.2.1 and 6.2.2 of one (1) year; and

                  6.2.3    Accrued vacation under Paragraph 4.4 hereof; and

                  6.2.4 All reimbursements due Employee through the Termination Date under Article IV; and

                  6.2.5 All benefits described in Article IV shall be extended for the period of one year after the Termination Date or expiration of the Initial Term (or Extended Term as the case may be), whichever is later.

                  6.2.6 Employer shall arrange and pay for outplacement services with a recognized outplacement company who specializes in executives of Employee's position for a period of six months following the Termination Date.

         6.3. Non-Renewal of Agreement. If there is a termination of this Agreement as a result of notification by TCPI of its intent not to renew this Agreement prior to one hundred eighty (180) days of the Initial Term Expiration Date or prior to one hundred eighty (180) days of the last day of any Extended Term as specified in Article I (other than for Cause), Employee shall be entitled to receive on the Termination Date:

                  6.3.1 Base salary and all benefits described in Article 4.3 through the end of the Initial Term or Extended Term as provided for in Paragraph 1.2 and,

                  6.3.2 One (1) month of base salary for each year of employment to a maximum base salary under this paragraph 6.3.2 of ten
                  (10) months base salary; and

                  6.3.3 All reimbursements due Employee through the Termination Date under Article IV;

                  6.3.4  All  benefits  as  required   under  COBRA  or  similar
                  legislation and applicable Unemployment Compensation Laws.

         6.4 Termination of Employment For Cause by TCPI. Employee's employment may be terminated by TCPI at any time upon notice to Employee for "Cause." For this purpose, the term "Cause" means:

                  6.4.1. Employee's material breach of any provision of this Agreement; provided, however, that in the event TCPI believes that this Agreement has been breached, it shall provide
                  Employee  with  written  notice  of such  breach  and  provide
                  Employee with a thirty (30) day period in which to cure or remedy such breach;

                  6.4.2 An  adjudication  by a court of  competent  jurisdiction
                  that   Employee   committed  an  injurious  act  of  fraud  or
                  dishonesty against TCPI, its subsidiaries or affiliates; and

                  6.4.3. The use by Employee of an illegal substance, including, but not limited to, marijuana, cocaine, heroin, and all other illegal substances, and/or the dependence by Employee upon the use of alcohol, which, in any case, materially impairs Employee's ability to perform his Duties hereunder, which dependence is not cured or rehabilitated within three (3) months of receipt of written notice from TCPI to Employee.

         6.5 Termination of Employment by Employee: Employee may terminate his employment with TCPI:

                  6.5.1 Without Good Reason at any time upon thirty (30) days prior written notice to TCPI.

                  6.5.2 At any time upon written notice to TCPI with Good Reason. "Good Reason" shall mean:

                           (a) A  material  breach  of the  provisions  of  this
                           Agreement by TCPI and Employee provides at least thirty (30) days' prior written notice to at the President and least two members of TCPI's Board of Directors of the existence of such breach and his intention to terminate this Agreement (no such termination shall be effective if such breach is cured during such period); or

                           (b) The failure of TCPI meet its financial obligations to Employee after (10) day written notice to the President and least two members of TCPI's Board of Directors of such failure and Employee's intention to terminate this Agreement.

         6.6 Effect of Termination/References. Any termination of employment under this Agreement, whether or not voluntary, will automatically constitute a resignation of Employee as an officer of TCPI and all subsidiaries of TCPI. In the event that TPCI is contacted by persons seeking information concerning the status of Employee or the circumstances surrounding such termination of Employment, TCPI will only furnish to such persons the dates that Employee was employed, Employee's title, by TCPI, Employee's last salary and that Employee resigned.

                                   ARTICLE VII
                                CHANGE IN CONTROL

         7.1 Change in Control. In the event that within twenty-four (24) months following the occurrence of a "Change of Control" there occurs a "Change of Control Event" (as defined below), then Employee shall be entitled to receive from TCPI the following:

                  7.1.1 Employee's annual Base Salary as in effect at the date of termination, multiplied by two;

                  7.1.2 Base Salary then in effect earned through the date of termination;

                  7.1.3    Accrued vacation pursuant to this Agreement;

                  7.1.4 All applicable reimbursements from TCPI due Employee under this Agreement;

                  7.1.5 All Options previously granted Employee shall become immediately vested and exercisable at the option of Employee for a one (1) year period following the Termination Date; provided that any incentive stock options must be exercised with three months of the Termination Date;

                  7.1.6 An amount equal to the amount of any bonuses paid to, or accrued by Employee during the twelve month period preceding the date of termination, multiplied by two; and

                  7.1.7 All benefits described in Paragraph 4.3 hereof, shall be extended for a period of two years after the Termination Date at TCPI's expense.

                  7.1.8 An amount that, on an after-tax basis (including federal income and excise taxes, and state and local income taxes) equals the federal income and excise taxes, and state and local income taxes imposed upon Employee by reason of amounts payable under this Article VII. For purposes of this clause 7.1.8, the Employee shall be deemed to pay federal, state and local income taxes at the highest marginal rate of taxation.

                  7.1.9 Employer shall arrange and pay for outplacement services with a recognized outplacement company who specializes in executives of Employee's position for a period of six months following the Termination Date.

         7.2 Change in Control. For purposes of this Agreement, the term "Change in Control" shall mean:

                  7.2.1 The acquisition by any individual, entity or group (within the meaning of ss. 13(d)(3) or ss. 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (any of the foregoing described in this Section 7.2.1 hereafter a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (a) the then outstanding shares of Capital Stock of TCPI (the "Outstanding Capital Stock") or (b) the combined voting power of the then outstanding voting securities of TCPI entitled to vote generally in the election of directors (the "Voting Securities"), provided, however, that any acquisition by (x) TCPI or any of its subsidiaries, or any Employee benefit plan (or related trust) sponsored or maintained by TCPI or any of its subsidiaries or (y) any Person that is eligible, pursuant to Rule 13d-1(b) under the Exchange Act, to file a statement on Schedule 13G with respect to its beneficial ownership of Voting Securities, whether or not such Person shall have filed a statement on Schedule 13G, unless such Person shall have filed a statement on Schedule 13D with respect to beneficial ownership of 20% or more of the Voting Securities or (z) any corporation with respect to which, following such acquisition, more than 20% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Capital Stock and Voting Securities immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the Outstanding Capital Stock and Voting Securities, as the case may be, shall not constitute a Change of Control; or

                  7.2.2 Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any individual becoming a director subsequent to the date hereof whose election or nomination for election by TCPI's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of TCPI (as such terms are used in Rule 14a-11 of Regulation 14A, or any successor section, promulgated under the Exchange Act); or

                  7.2.3 Approval by the shareholders of TCPI of a reorganization, merger or consolidation (a "Business Combination"), in each case, with respect to which all or substantially all holders of the Outstanding Capital Stock and Voting Securities immediately prior to such Business Combination do not, following such Business Combination, beneficially own, directly or indirectly, more than 20% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from Business Combination; or

                  7.2.4 A complete liquidation or dissolution of TCPI or the sale or other disposition of all or substantially all of the assets of TCPI other than to a corporation with respect to which, following such sale or disposition, more than 20% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors is then owned beneficially, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Capital Stock and Voting Securities immediately prior to such sale or disposition in substantially the same proportion as their ownership of the Outstanding Capital Stock and Voting Securities, as the case may be, immediately prior to such sale or disposition.

                  7.2.5 In the event that the beneficial ownership attributable to Jack L. Aronowitz's ownership of the Outstanding Capital Stock or Voting Securities of TCPI ("Aronowitz Shares") is reduced to less than 20%, then the 20% threshold number contained in the foregoing paragraphs of this Article VII shall be reduced in direct proportion to such reduction, but in no event, less than 15%. By way of example, if the Aronowitz Shares are reduced to 18% of the Outstanding Capital Stock or Voting Securities, then the 20% provisos contained in the other paragraphs of Article VII shall be reduced to 18%.

         7.3 For purposes of Article VII, a "Change of Control Event" shall mean: (i) Employee's employment with TCPI is terminated by TCPI for any reason whatsoever or (ii) Employee terminates this Agreement with Good Reason or (iii) the assignment to Employee of any duties inconsistent with the position of Employee pursuant to Article II of this Agreement or a reduction or alteration in the nature or status of Employee's responsibilities from those specified in
Article II or(iv) reduction in Employee's Base Salary in effect on the date a Change in Control occurs or (v) Employee is required to perform his duties at a location greater than twenty-five (25) miles from the current headquarters of TCPI for a period exceeding thirty (30) days during a twelve month period.

         7.4 The provisions of this paragraph 7.4 shall apply only within the twenty-four month period immediately following a Change of Control. TCPI's obligation to pay Employee the compensation and to make the arrangements provided in this Article VII herein shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense, duty to mitigate, or other right that the TCPI may have against him or anyone else. The amount shall not be reduced by reason of Employee's securing other employment or for any other reason. All amounts payable by TCPI hereunder shall be paid without notice or demand, and in no event later that seven business days after such payments become due. Except as expressly provided herein, TCPI waives all rights that it may now have or may hereafter have conferred upon it, by statute or otherwise, to terminate, cancel or rescind this Agreement in whole or in part. Each and every payment made hereunder by TCPI shall be final and TCPI will not seek to recover all or any part of such payment from Employee or from whomsoever may be entitled thereto, for any reason whatsoever. TCPI may withhold for income tax purposes any amounts required to be withheld under applicable tax statutes and regulations.

                                  ARTICLE VIII
                                     NOTICES

         8.1 Any notice, request, demand, offer, payment or communication required or permitted to be given by any provision of this Agreement shall be deemed to have been delivered and given for all purposes if written and if (a) delivered personally or by courier or delivery service, at the time of such delivery; or (b) directed by registered or certified United States mail, postage and charges prepaid, addressed to the intended recipient, at the address specified below, at such time that the intended recipient or its agent signs or executes the receipt:

                  If to TCPI:

                           Technical Chemicals and Products, Inc.
                           Attention: President
                           3341 Southwest 15th Street
                           Pompano Beach, Florida  33069

                  If to Employee:

                           Jay E. Eckhaus
                           23108 Post Gardens Way
                           Apartment 202
                           Boca Raton, FL 33433

         8.2 Any party may change the address to which notices are to be mailed by giving written notice as provided herein to the other party. Commencing immediately after the receipt of such notice, such newly designated address shall be such person's address for purposes of all notices or other communications required or permitted to be given pursuant to this Agreement.

                                   ARTICLE IX
                        CONFIDENTIAL BUSINESS INFORMATION
               DUTY TO RETURN INFORMATION AND CONFLICT OF INTEREST

         9.1 Employee represents and agrees that all documents and other information, including, but not limited to client lists, prospective client lists, vendors and vendees, research protocols, market research results, reports, questionnaires, video and audio tapes, memorandum, drawings, data, notes, financial information and all other information including copies thereof produced by photocopy machines, computer programs, facsimile or otherwise (collectively, the "Information") furnished to Employee or to which Employee is exposed or obtains pursuant to this Agreement is confidential and proprietary to TCPI and the disclosure by Employee of such Information to any third party will cause irreparable injury to TCPI. Accordingly, Employee expressly agrees that:

                  9.1.1 Any Information which Employee receives is exposed to or obtains pursuant to this Agreement, either in writing, verbally or through computer software or otherwise, is highly confidential and that disclosure of such information will cause TCPI irreparable damage.

                  9.1.2 All such Information shall be treated by Employee as Strictly Confidential.

                  9.1.3 During the term of this Agreement and for a period of five (5) years from the termination or other expiration of this Agreement, Employee shall maintain all such Information in strictest confidence and will not, directly or indirectly, disclose or cause to be disclosed, such Information to any
                  third   party,   person  or  entity  and  will  not  use  such
                  Information   except  as   specifically   authorized  by  this
                  Agreement.

                  9.1.4 During the term of this Agreement and any extensions thereof, Employee shall be in compliance with TCPI's Conflict of Interest policy as it may exist from time-to-time.

                  9.1.5 Immediately upon the termination or expiration of this Agreement, Employee shall deliver to TCPI all Information (regardless of the format which such Information takes) and Employee shall not retain any copies of such Information. Upon request, the Employee shall sign a statement prepared by TCPI acknowledging that Employee has surrendered all such Information to TCPI.

                                    ARTICLE X
                            OWNERSHIP OF WORK PRODUCT
                                 FREEDOM OF USE

         10.1 Employee recognizes and agrees that all right, title and interest to all information, inventions, methods, procedures, inventions, designs, ideas and programs ("Discoveries") developed by Employee in connection with or resulting in whole or in part from Employee's work pursuant to the Agreement shall belong solely to TCPI and TCPI shall be free to use all such Discoveries without any obligation to Employee.

         10.2 If any patentable inventions or improvements, copyrights or trademarks result in whole or in part from Employee's services under this Agreement, all rights to apply for such patents and trademarks and any patents and trademarks issued therefrom and copyrights ownership shall belong solely to TCPI and Employee shall do whatever is reasonably necessary to aid TCPI in securing such intellectual property rights.

                                   ARTICLE XI
                                  MISCELLANEOUS

         11.1 Florida Law. This Agreement shall be considered for all purposes a Florida document and shall be construed pursuant to the laws of the State of Florida, and all of its provisions shall be administered according to and its validity shall be determined under the laws of the State of Florida without regard to any conflict or choice of law issues.

         11.2 Gender and Number. Whenever appropriate, references in this Agreement in any gender shall be construed to include all other genders, references in the singular shall be construed to include the plural, and references in the plural shall be construed to include the singular, unless the context clearly indicates to the contrary.

         11.3 Certain Words. The words "hereof," "herein," "hereunder," and other similar compounds of the word "here" shall mean and refer to the entire Agreement and not to any particular article, provision or paragraph unless so required by the context.

         11.4 Captions. Paragraph titles or captions contained in this Agreement are inserted only as a matter of convenience and/or reference, and they shall in no way be construed as limiting, extending, defining or describing either the scope or intent of this Agreement or of any provision hereof.

         11.5 Counterparts. This Agreement may be executed in one or more counterparts, including facsimile counterparts, and any such counterpart shall, for all purposes, be deemed an original, but all such counterparts together shall constitute but one and the same instrument.

         11.6 Severability. The invalidity or unenforceability of any provision hereunder (or any portion of such a provision) shall not affect the validity or enforceability of the remaining provisions (or remaining portions of such provisions) of this Agreement.

         11.7 Entire Agreement. This Agreement (and all other documents executed simultaneously herewith or pursuant hereto) constitutes the entire agreement among the parties pertaining to the subject matter hereof, and supersedes and revokes any and all prior or existing agreements, written or oral, relating to the subject matter hereof, and this Agreement shall be solely determinative of the subject matter hereof.

         11.8 Waiver. Either TCPI or Employee may, at any time or times, waive (in whole or in part) any rights or privileges to which he or it may be entitled hereunder. However, no waiver by any party of any condition or of the breach of any term, covenant, representation or warranty contained in this Agreement, in any one or more instances, shall be deemed to be or construed as a further continuing waiver of any other condition or of any breach of any other terms, covenants, representations or warranties contained in this Agreement, and no waiver shall be effective unless it is in writing and signed by the waiving party.

         11.9 Attorneys' Fees. In the event that either party shall be required to retain the services of an attorney to enforce any of his or its rights hereunder, the prevailing party in any arbitration or court action shall be entitled to receive from the other party all costs and expenses including (but not limited to) court costs and attorneys' fees (whether in the arbitration or in a court of original jurisdiction or one or more courts of appellate jurisdiction) incurred by his or it in connection therewith. The parties hereby expressly confer on the arbitrator the right to award costs and attorneys' fees in the arbitration.

         11.10 Venue. Any arbitration or other litigation arising hereunder shall be instituted only in Broward County, Florida or in the county where TCPI has its principal place of business.

         11.11 Assignment. The rights and obligations of the parties under this Agreement shall inure to the benefit of and shall be binding upon their successors, assigns, and/or other legal representatives. This Agreement shall not be assignable by TCPI. The services of Employee are personal and his obligations may not be delegated by his except as otherwise provided herein.

         11.12  Amendment.   This  Agreement  may  not  be  amended,   modified,
superseded, cancelled, or terminated, and any of the matters, covenants, representations, warranties or conditions hereof may not be waived, except by a written instrument executed by TCPI and Employee or, in the case of a waiver, by the party to be charged with such waiver.

         11.13 No Third Party Beneficiary. Nothing expressed or implied in this Agreement is intended or shall be construed to confer upon or give any person, other than TCPI and Employee and their respective successors and permitted assigns, any rights or remedies under or by reason of this Agreement.

                                   ARTICLE XII
                                   ARBITRATION

         12.1 Arbitration. Any controversy or claim arising out of, or relating to, this Agreement, or the breach hereof, shall be settled by arbitration in the City of Fort Lauderdale, in accordance with the Commercial Rules of Arbitration of the American Arbitration Association in the State of Florida, and any judgment upon the award rendered may be entered in any court having jurisdiction thereof.

         12.2 Continuation of Salary. The Employee shall be entitled to receive Employee's salary and other benefits in effect at the Termination Date upon the commencement of Arbitration for the period of the earliest to occur of (i) the termination of the Arbitration, (ii) Employee's employment by a third party or
(iii) one (1) year from the Termination Date, provided, however, that the Employee would be obligated to repay TCPI such salary (without interest) in the event that the Arbitrators determine that the termination of Employee's employment was proper pursuant to the provisions of this Employment Agreement and such Arbitrator(s) find such repayment justified and equitable.

         IN WITNESS WHEREOF, TCPI and Employee have caused this Agreement to be executed on the day and year first above written.

                                                  TECHNICAL CHEMICALS AND
                                                  PRODUCTS, INC.
___________________________________               By
Witness
                                                  ------------------------------

----------------------------------                ------------------------------
Witness                                           Title



-----------------------------------               ------------------------------
Witness                                           JAY E. ECKHAUS

-----------------------------------
Witness

                                                    EXHIBIT `A'



------------------ -------------------- ------------------ ----------------------------------------------- ------------------
     DATE OF            NUMBER OF                                                                               OPTION
      GRANT              SHARES              VESTING                         EXPIRATION                          PRICE
------------------ -------------------- ------------------ ----------------------------------------------- ------------------
                                             9/23/98              5th anniversary of vesting date
     3/4/98               5,000                                                                                 $9 1/16
------------------ -------------------- ------------------ ----------------------------------------------- ------------------
                                                                  5th anniversary of vesting date
     3/4/98               5,000             3/23/2000                                                           $9 1/16
------------------ -------------------- ------------------ ----------------------------------------------- ------------------
                                                                  5th anniversary of vesting date
     3/4/98               5,000             3/23/2001                                                           $9 1/16
------------------ -------------------- ------------------ ----------------------------------------------- ------------------

                                  EXHIBIT 10.4

                              EMPLOYMENT AGREEMENT


         THIS Agreement is made and entered into this 9th day of October, 1998 ("Agreement"), between TECHNICAL CHEMICALS AND PRODUCTS, INC., a Florida corporation ("TCPI"), with its principal place of business at 3341 SW 15 Street, Pompano Beach, FL 33069 and STUART R. STREGER, having an address of 300 Galen Drive, Apartment 405, Key Biscayne, FL 33149 ("Employee").

                                R E C I T A L S:


          WHEREAS, Employee is currently employed by TCPI as its Vice President and Chief Financial Officer;

          WHEREAS, Employee and TCPI are desirous of entering into an agreement to memorialize the employment relationship. and

         NOW,  THEREFORE,  in  consideration  of the mutual  promises  contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto mutually agree as follows:

                                    ARTICLE I
                                      TERM

         1.1 Initial Term. The initial term (the "Initial Term") of this Agreement shall commence on the date this Agreement is executed and shall end on the 31st day of December, 2001 ("Initial Term Termination Date") unless terminated earlier as provided herein.

         1.2 Extension of Initial Term.The Initial Term shall be extended for successive one (1) year periods ("Extended Term") commencing on January 1, 2002, unless either party gives the other one hundred eighty (180) days' prior written notice of its intent not to renew prior to the expiration of the then current term.

                                   ARTICLE II
                            SCOPE OF RESPONSIBILITIES
                       OFFER AND ACCEPTANCE OF EMPLOYMENT

         2.1 Offer of Employment. Upon the terms and subject to the conditions of this Agreement, and upon the acceptance by Employee as signified by Employee's execution of this Agreement, TCPI hereby employs Employee for the term of this Agreement as its Vice President and Chief Financial Officer. Employee shall have the powers and duties as Vice President and Chief Financial Officer of TCPI as directed by the President and the Board of Directors, which direction shall be pursuant to reasonable policies adopted from time to time and communicated by written notice to Employee. Employee's duties shall include the management of TCPI's business interests ("Businesses") and such other duties as are consistent with his position (the "Duties"). During the term of this Agreement and except for illness, disability, reasonable vacation periods and reasonable leaves of absence, Employee shall devote his entire business time, attention, skill and efforts as is necessary for the faithful performance of the Duties.

         2.2 Acceptance By Employee. Employee hereby accepts such employment and, consistent with fiduciary standards which exist between an employer and an employee, Employee shall perform the Duties in an efficient, trustworthy and businesslike manner.

         2.3 Delegation. Notwithstanding anything to the contrary contained in this Agreement, Employee shall have the right and authority to delegate responsibility to one or more personnel if Employee and the President deem such delegation appropriate.

         2.4 Other Activities. Employee shall use Employee's best efforts for the benefit of TCPI by whatsoever activities Employee deems appropriate to maintain and improve TCPI's standing in the community generally and among other members of the industries in which TCPI is from time to time engaged, including such entertaining for business purposes as Employee considers appropriate consistent with TCPI's policies.

                                   ARTICLE III
                                  COMPENSATION

         3.1 Base Salary, Bonus, Options and Employee Benefit Plans. For all services rendered by Employee in any capacity during his employment under this Agreement (including any renewals hereof), TCPI shall pay Employee as compensation the sum of the amounts set forth below:

                  3.1.1 Base Salary. During the term of this Agreement, Employee shall be paid the sum of One Hundred and Thirty-One Thousand Two Hundred and Fifty Dollars ($131,250) on an annualized basis, payable in installments at such periodic intervals as TCPI pays its other Employees but not less than on a monthly basis. On January 1, 1999 and continuing on each January 1st thereafter during the term of this Agreement and any extensions thereof, and for each subsequent year during the term of this Agreement, Employee shall be entitled to an annual salary review of Employee's base salary and such base salary may be increased but not decreased at the discretion of the Board of Directors of TCPI.

                  3.1.2. Bonus. Employee shall be entitled to such bonuses as are awarded by the Board of Directors from time to time and shall participate in all bonus plans established for senior executives of TCPI.

                  3.1.3. Stock Options. TCPI has previously granted the options (the "Options") to Employee specified in Exhibit A annexed hereto and made a part hereof pursuant to and under the terms of TCPI's Amended and Restated 1992 Stock Option Plan

         3.2 Share Appreciation Rights Plan. TCPI will grant Employee share appreciation rights, and Employee will be entitled to participate in TCPI's share appreciation rights plan, on the same basis as other senior executives of TCPI. Employee shall be entitled to the highest and most favorable treatment afforded any Employee of TCPI, other than Jack L. Aronowitz, or another officer senior to Employee under such plan.

                                   ARTICLE IV
                         BUSINESS EXPENSES AND BENEFITS

         4.1 Business Expenses. Employee is authorized to incur reasonable expenses to execute and/or promote the Businesses of TCPI, including, but not limited to, expenses related to maintenance of professional licenses and expenses in accordance with TCPI's policies and procedures as same are in effect from time to time, for entertainment, travel, and similar items, in the same manner or basis, as other senior executives of TCPI. TCPI will reimburse Employee for all reasonable travel or other expenses incurred while on business.

         4.2. Employee Benefit Plans. Employee shall be entitled to participate in any and all plans, arrangements or distributions by TCPI pertaining to or in connection with any pension, bonus, profit sharing, stock options and/or similar benefits and/or health benefits for its regular Employees and/or for its Employees and/or for its senior level executives, as determined by the Board of Directors or committees, pursuant to the governing instruments which establish and/or determine eligibility and other rights of the participants and beneficiaries under such plans or other benefit programs.

         4.3 Health Insurance and Other Plans. TCPI will provide for Employee medical insurance and Employee will be entitled to participate in all other benefit plans and receive perquisites on the same basis as other senior executives of TCPI.

         4.4 Vacation and Sick Days. Employee shall be entitled to such reasonable paid vacation time and paid and unpaid sick days and personal days in accordance with TCPI's policies and procedures applicable to senior level executives or as may be agreed to by the parties hereto from time to time; provided, however, that Employee shall be entitled to at least two (2) weeks paid vacation during each year of the term of this Agreement, or such greater amount generally provided to senior executives of TCPI.

                  4.4.1 Should TCPI adopt a policy of accruing vacations from year to year or paying senior executives the amount equaling such unused vacation time, then the Employee shall have the right to either (i) apply such accrued and unused vacation time toward additional paid vacation time during subsequent years of this Agreement; or (ii) receive a lump-sum payment equal to Employee's base salary for said accrued and unused vacation time.

                                    ARTICLE V
                      DEATH OR DISABILITY DURING EMPLOYMENT

         5.1 If Employee dies or becomes permanently and totally disabled during the term of the Agreement, TCPI shall pay to Employee or Employee's estate, as the case may be, the base salary which would otherwise be payable to Employee, for a period of four (4) months after the date on which Employee's death or disability occurred. TCPI shall have no further financial obligations to Employee or his estate, except as otherwise provided in Articles III and IV hereof. For purposes of this Agreement, "disability" is defined to mean that, as a result of Employee's incapacity due to physical or mental illness:

                  5.1.1 Employee shall have been absent from his duties as an officer of TCPI on a substantially full-time basis for four
                  (4) consecutive months; and

                  5.1.2 Within thirty (30) days after TCPI notifies Employee in writing that it intends to replace him, Employee shall not have returned to the performance of the duties as an officer of TCPI on a full-time basis.

         5.2 Death or Disability. This Agreement shall terminate upon the death or the disability of Employee. Termination for death or disability shall not be termination for Cause. Employee or his heirs or estate (as the case may be) shall be entitled to the compensation provided for in Paragraph 5.1 of this Agreement.

                                    ARTCLE VI
                            TERMINATION OF EMPLOYMENT

         6.1 Termination by TCPI for Cause. Termination by Employee Without Good Reason. If Employee's employment is terminated by (i) TCPI for Cause (as hereinafter defined); or (ii) by Employee without Good Reason (as hereinafter defined), then Employee shall be entitled to:

                  6.1.1 Base salary pursuant to Paragraph 3.1.1 earned through the last day of employment ("Termination Date"); and

                  6.1.2 Accrued vacation under Paragraph 4.4 hereof; and

                  6.1.3 All applicable reimbursements from TCPI due pursuant to this Agreement.

         6.2. Termination by TCPI Without Cause or Termination by Employee For Good Reason. Except as provided below with respect to a Change of Control (as hereinafter defined), if there is a termination of this Agreement by (i) TCPI without Cause (as hereinafter defined); or (ii) Employee for Good Reason (as hereinafter defined), Employee shall be entitled to:

                  6.2.1 Receive, in one lump sum payment on Termination Date, that amount which is equal to (a) Employee's base salary for the remainder of the Initial term (or Extended Term as the case may be) plus (b) an amount equal to the bonus paid Employee in the previous fiscal year.

                  6.2.2 In the event that termination pursuant to Paragraph 6.2 occurs during the last six (6) months of the Initial Term or the first six (6) months of any Extended Term, then, in such event, the base salary payable under Paragraph 6.2.1, shall not be less than the total of six (6) months base salary plus one month's of base salary for each year of employment to a maximum base salary under paragraph 6.2.1 and 6.2.2 of one (1) year; and

                  6.2.3    Accrued vacation under Paragraph 4.4 hereof; and

                  6.2.4  All   reimbursements   due   Employee   through   the
                  Termination Date under Article IV; and

                  6.2.5 All benefits described in Article IV shall be extended for the period of one year after the Termination Date or expiration of the Initial Term (or Extended Term as the case may be), whichever is later.

                  6.2.6 Employer shall arrange and pay for outplacement services with a recognized outplacement company who specializes in executives of Employee's position for a period of six months following the Termination Date.

         6.3. Non-Renewal of Agreement. If there is a termination of this Agreement as a result of notification by TCPI of its intent not to renew this Agreement prior to one hundred eighty (180) days of the Initial Term Expiration Date or prior to one hundred eighty (180) days of the last day of any Extended Term as specified in Article I (other than for Cause), Employee shall be entitled to receive on the Termination Date:

                  6.3.1 Base salary and all benefits described in Article 4.3 through the end of the Initial Term or Extended Term as provided for in Paragraph 1.2 and,

                  6.3.2 One (1) month of base salary for each year of employment to a maximum base salary under this paragraph 6.3.2 of ten
                  (10) months base salary; and

                  6.3.3 All reimbursements due Employee through the Termination Date under Article IV;

                  6.3.4  All  benefits  as  required   under  COBRA  or  similar
                  legislation and applicable Unemployment Compensation Laws.

         6.4 Termination of Employment For Cause by TCPI. Employee's employment may be terminated by TCPI at any time upon notice to Employee for "Cause." For this purpose, the term "Cause" means:

                  6.4.1. Employee's material breach of any provision of this Agreement; provided, however, that in the event TCPI believes that this Agreement has been breached, it shall provide
                  Employee  with  written  notice  of such  breach  and  provide
                  Employee with a thirty (30) day period in which to cure or remedy such breach;

                  6.4.2 An  adjudication  by a court of  competent  jurisdiction
                  that   Employee   committed  an  injurious  act  of  fraud  or
                  dishonesty against TCPI, its subsidiaries or affiliates; and

                  6.4.3. The use by Employee of an illegal substance, including, but not limited to, marijuana, cocaine, heroin, and all other illegal substances, and/or the dependence by Employee upon the use of alcohol, which, in any case, materially impairs Employee's ability to perform his Duties hereunder, which dependence is not cured or rehabilitated within three (3) months of receipt of written notice from TCPI to Employee.

         6.5 Termination of Employment by Employee: Employee may terminate his employment with TCPI:

                  6.5.1 Without Good Reason at any time upon thirty (30) days prior written notice to TCPI.

                  6.5.2 At any time upon written notice to TCPI with Good Reason. "Good Reason" shall mean:

                           (a) A  material  breach  of the  provisions  of  this
                           Agreement by TCPI and Employee provides at least thirty (30) days' prior written notice to at the President and least two members of TCPI's Board of Directors of the existence of such breach and his intention to terminate this Agreement (no such termination shall be effective if such breach is cured during such period); or

                           (b) The failure of TCPI meet its financial obligations to Employee after (10) day written notice to the President and least two members of TCPI's Board of Directors of such failure and Employee's intention to terminate this Agreement.

         6.6 Effect of Termination/References. Any termination of employment under this Agreement, whether or not voluntary, will automatically constitute a resignation of Employee as an officer of TCPI and all subsidiaries of TCPI. In the event that TPCI is contacted by persons seeking information concerning the status of Employee or the circumstances surrounding such termination of Employment, TCPI will only furnish to such persons the dates that Employee was employed, Employee's title, by TCPI, Employee's last salary and that Employee resigned.

                                   ARTICLE VII
                                CHANGE IN CONTROL

         7.1 Change in Control. In the event that within twenty-four (24) months following the occurrence of a "Change of Control" there occurs a "Change of Control Event" (as defined below), then Employee shall be entitled to receive from TCPI the following:

                  7.1.1 Employee's annual Base Salary as in effect at the date of termination, multiplied by two;

                  7.1.2 Base Salary then in effect earned through the date of termination;

                  7.1.3    Accrued vacation pursuant to this Agreement;

                  7.1.4 All applicable reimbursements from TCPI due Employee under this Agreement;

                  7.1.5 All Options previously granted Employee shall become immediately vested and exercisable at the option of Employee for a one (1) year period following the Termination Date; provided that any incentive stock options must be exercised with three months of the Termination Date;

                  7.1.6 An amount equal to the amount of any bonuses paid to, or accrued by Employee during the twelve month period preceding the date of termination, multiplied by two; and

                  7.1.7 All benefits described in Paragraph 4.3 hereof, shall be extended for a period of two years after the Termination Date at TCPI's expense.

                  7.1.8 An amount that, on an after-tax basis (including federal income and excise taxes, and state and local income taxes) equals the federal income and excise taxes, and state and local income taxes imposed upon Employee by reason of amounts payable under this Article VII. For purposes of this clause 7.1.8, the Employee shall be deemed to pay federal, state and local income taxes at the highest marginal rate of taxation.

                  7.1.9 Employer shall arrange and pay for outplacement services with a recognized outplacement company who specializes in executives of Employee's position for a period of six months following the Termination Date.

     7.2 Change in Control. For purposes of this Agreement, the term "Change in Control" shall mean:
                  7.2.1 The acquisition by any individual, entity or group (within the meaning of ss. 13(d)(3) or ss. 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (any of the foregoing described in this Section 7.2.1 hereafter a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (a) the then outstanding shares of Capital Stock of TCPI (the "Outstanding Capital Stock") or (b) the combined voting power of the then outstanding voting securities of TCPI entitled to vote generally in the election of directors (the "Voting Securities"), provided, however, that any acquisition by (x) TCPI or any of its subsidiaries, or any Employee benefit plan (or related trust) sponsored or maintained by TCPI or any of its subsidiaries or (y) any Person that is eligible, pursuant to Rule 13d-1(b) under the Exchange Act, to file a statement on Schedule 13G with respect to its beneficial ownership of Voting Securities, whether or not such Person shall have filed a statement on Schedule 13G, unless such Person shall have filed a statement on Schedule 13D with respect to beneficial ownership of 20% or more of the Voting Securities or (z) any corporation with respect to which, following such acquisition, more than 20% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Capital Stock and Voting Securities immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the Outstanding Capital Stock and Voting Securities, as the case may be, shall not constitute a Change of Control; or

                  7.2.2 Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any individual becoming a director subsequent to the date hereof whose election or nomination for election by TCPI's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of TCPI (as such terms are used in Rule 14a-11 of Regulation 14A, or any successor section, promulgated under the Exchange Act); or

                  7.2.3 Approval by the shareholders of TCPI of a reorganization, merger or consolidation (a "Business Combination"), in each case, with respect to which all or substantially all holders of the Outstanding Capital Stock and Voting Securities immediately prior to such Business Combination do not, following such Business Combination, beneficially own, directly or indirectly, more than 20% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from Business Combination; or

                  7.2.4 A complete liquidation or dissolution of TCPI or the sale or other disposition of all or substantially all of the assets of TCPI other than to a corporation with respect to which, following such sale or disposition, more than 20% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors is then owned beneficially, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Capital Stock and Voting Securities immediately prior to such sale or disposition in substantially the same proportion as their ownership of the Outstanding Capital Stock and Voting Securities, as the case may be, immediately prior to such sale or disposition.

                  7.2.5 In the event that the beneficial ownership attributable to Jack L. Aronowitz's ownership of the Outstanding Capital Stock or Voting Securities of TCPI ("Aronowitz Shares") is reduced to less than 20%, then the 20% threshold number contained in the foregoing paragraphs of this Article VII shall be reduced in direct proportion to such reduction, but in no event, less than 15%. By way of example, if the Aronowitz Shares are reduced to 18% of the Outstanding Capital Stock or Voting Securities, then the 20% provisos contained in the other paragraphs of Article VII shall be reduced to 18%.

         7.3 For purposes of Article VII, a "Change of Control Event" shall mean: (i) Employee's employment with TCPI is terminated by TCPI for any reason whatsoever or (ii) Employee terminates this Agreement with Good Reason or (iii) the assignment to Employee of any duties inconsistent with the position of Employee pursuant to Article II of this Agreement or a reduction or alteration in the nature or status of Employee's responsibilities from those specified in
Article II or(iv) reduction in Employee's Base Salary in effect on the date a Change in Control occurs or (v) Employee is required to perform his duties at a location greater than twenty-five (25) miles from the current headquarters of TCPI for a period exceeding thirty (30) days during a twelve month period.

         7.4 The provisions of this paragraph 7.4 shall apply only within the twenty-four month period immediately following a Change of Control. TCPI's obligation to pay Employee the compensation and to make the arrangements provided in this Article VII herein shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense, duty to mitigate, or other right that the TCPI may have against him or anyone else. The amount shall not be reduced by reason of Employee's securing other employment or for any other reason. All amounts payable by TCPI hereunder shall be paid without notice or demand, and in no event later that seven business days after such payments become due. Except as expressly provided herein, TCPI waives all rights that it may now have or may hereafter have conferred upon it, by statute or otherwise, to terminate, cancel or rescind this Agreement in whole or in part. Each and every payment made hereunder by TCPI shall be final and TCPI will not seek to recover all or any part of such payment from Employee or from whomsoever may be entitled thereto, for any reason whatsoever. TCPI may withhold for income tax purposes any amounts required to be withheld under applicable tax statutes and regulations.

                                  ARTICLE VIII
                                     NOTICES

         8.1 Any notice, request, demand, offer, payment or communication required or permitted to be given by any provision of this Agreement shall be deemed to have been delivered and given for all purposes if written and if (a) delivered personally or by courier or delivery service, at the time of such delivery; or (b) directed by registered or certified United States mail, postage and charges prepaid, addressed to the intended recipient, at the address specified below, at such time that the intended recipient or its agent signs or executes the receipt:

                  If to TCPI:

                           Technical Chemicals and Products, Inc.
                           Attention: President
                           3341 Southwest 15th Street
                           Pompano Beach, Florida  33069

                  If to Employee:

                           Stuart R. Streger
                           300 Galen Drive, Apt. 405
                           Key Biscayne, FL 33149

         8.2 Any party may change the address to which notices are to be mailed by giving written notice as provided herein to the other party. Commencing immediately after the receipt of such notice, such newly designated address shall be such person's address for purposes of all notices or other communications required or permitted to be given pursuant to this Agreement.

                                   ARTICLE IX
                        CONFIDENTIAL BUSINESS INFORMATION
               DUTY TO RETURN INFORMATION AND CONFLICT OF INTEREST

         9.1 Employee represents and agrees that all documents and other information, including, but not limited to client lists, prospective client lists, vendors and vendees, research protocols, market research results, reports, questionnaires, video and audio tapes, memorandum, drawings, data, notes, financial information and all other information including copies thereof produced by photocopy machines, computer programs, facsimile or otherwise (collectively, the "Information") furnished to Employee or to which Employee is exposed or obtains pursuant to this Agreement is confidential and proprietary to TCPI and the disclosure by Employee of such Information to any third party will cause irreparable injury to TCPI. Accordingly, Employee expressly agrees that:

                  9.1.1 Any Information which Employee receives is exposed to or obtains pursuant to this Agreement, either in writing, verbally or through computer software or otherwise, is highly confidential and that disclosure of such information will cause TCPI irreparable damage.

                  9.1.2 All such Information shall be treated by Employee as Strictly Confidential.

                  9.1.3 During the term of this Agreement and for a period of five (5) years from the termination or other expiration of this Agreement, Employee shall maintain all such Information in strictest confidence and will not, directly or indirectly, disclose or cause to be disclosed, such Information to any
                  third   party,   person  or  entity  and  will  not  use  such
                  Information   except  as   specifically   authorized  by  this
                  Agreement.

                  9.1.4 During the term of this Agreement and any extensions thereof, Employee shall be in compliance with TCPI's Conflict of Interest policy as it may exist from time-to-time.

                  9.1.5 Immediately upon the termination or expiration of this Agreement, Employee shall deliver to TCPI all Information (regardless of the format which such Information takes) and Employee shall not retain any copies of such Information. Upon request, the Employee shall sign a statement prepared by TCPI acknowledging that Employee has surrendered all such Information to TCPI.

                                    ARTICLE X
                            OWNERSHIP OF WORK PRODUCT
                                 FREEDOM OF USE

         10.1 Employee recognizes and agrees that all right, title and interest to all information, inventions, methods, procedures, inventions, designs, ideas and programs ("Discoveries") developed by Employee in connection with or resulting in whole or in part from Employee's work pursuant to the Agreement shall belong solely to TCPI and TCPI shall be free to use all such Discoveries without any obligation to Employee.

         10.2 If any patentable inventions or improvements, copyrights or trademarks result in whole or in part from Employee's services under this Agreement, all rights to apply for such patents and trademarks and any patents and trademarks issued therefrom and copyrights ownership shall belong solely to TCPI and Employee shall do whatever is reasonably necessary to aid TCPI in securing such intellectual property rights.

                                   ARTICLE XI
                                  MISCELLANEOUS

         11.1 Florida Law. This Agreement shall be considered for all purposes a Florida document and shall be construed pursuant to the laws of the State of Florida, and all of its provisions shall be administered according to and its validity shall be determined under the laws of the State of Florida without regard to any conflict or choice of law issues.

         11.2 Gender and Number. Whenever appropriate, references in this Agreement in any gender shall be construed to include all other genders, references in the singular shall be construed to include the plural, and references in the plural shall be construed to include the singular, unless the context clearly indicates to the contrary.

         11.3 Certain Words. The words "hereof," "herein," "hereunder," and other similar compounds of the word "here" shall mean and refer to the entire Agreement and not to any particular article, provision or paragraph unless so required by the context.

         11.4 Captions. Paragraph titles or captions contained in this Agreement are inserted only as a matter of convenience and/or reference, and they shall in no way be construed as limiting, extending, defining or describing either the scope or intent of this Agreement or of any provision hereof.

         11.5 Counterparts. This Agreement may be executed in one or more counterparts, including facsimile counterparts, and any such counterpart shall, for all purposes, be deemed an original, but all such counterparts together shall constitute but one and the same instrument.

         11.6 Severability. The invalidity or unenforceability of any provision hereunder (or any portion of such a provision) shall not affect the validity or enforceability of the remaining provisions (or remaining portions of such provisions) of this Agreement.

         11.7 Entire Agreement. This Agreement (and all other documents executed simultaneously herewith or pursuant hereto) constitutes the entire agreement among the parties pertaining to the subject matter hereof, and supersedes and revokes any and all prior or existing agreements, written or oral, relating to the subject matter hereof, and this Agreement shall be solely determinative of the subject matter hereof.

         11.8 Waiver. Either TCPI or Employee may, at any time or times, waive (in whole or in part) any rights or privileges to which he or it may be entitled hereunder. However, no waiver by any party of any condition or of the breach of any term, covenant, representation or warranty contained in this Agreement, in any one or more instances, shall be deemed to be or construed as a further continuing waiver of any other condition or of any breach of any other terms, covenants, representations or warranties contained in this Agreement, and no waiver shall be effective unless it is in writing and signed by the waiving party.

         11.9 Attorneys' Fees. In the event that either party shall be required to retain the services of an attorney to enforce any of his or its rights hereunder, the prevailing party in any arbitration or court action shall be entitled to receive from the other party all costs and expenses including (but not limited to) court costs and attorneys' fees (whether in the arbitration or in a court of original jurisdiction or one or more courts of appellate jurisdiction) incurred by his or it in connection therewith. The parties hereby expressly confer on the arbitrator the right to award costs and attorneys' fees in the arbitration.

         11.10 Venue. Any arbitration or other litigation arising hereunder shall be instituted only in Broward County, Florida or in the county where TCPI has its principal place of business.

         11.11 Assignment. The rights and obligations of the parties under this Agreement shall inure to the benefit of and shall be binding upon their successors, assigns, and/or other legal representatives. This Agreement shall not be assignable by TCPI. The services of Employee are personal and his obligations may not be delegated by his except as otherwise provided herein.

         11.12  Amendment.   This  Agreement  may  not  be  amended,   modified,
superseded, cancelled, or terminated, and any of the matters, covenants, representations, warranties or conditions hereof may not be waived, except by a written instrument executed by TCPI and Employee or, in the case of a waiver, by the party to be charged with such waiver.

         11.13 No Third Party Beneficiary. Nothing expressed or implied in this Agreement is intended or shall be construed to confer upon or give any person, other than TCPI and Employee and their respective successors and permitted assigns, any rights or remedies under or by reason of this Agreement.

                                   ARTICLE XII
                                   ARBITRATION

         12.1 Arbitration. Any controversy or claim arising out of, or relating to, this Agreement, or the breach hereof, shall be settled by arbitration in the City of Fort Lauderdale, in accordance with the Commercial Rules of Arbitration of the American Arbitration Association in the State of Florida, and any judgment upon the award rendered may be entered in any court having jurisdiction thereof.

         12.2 Continuation of Salary. The Employee shall be entitled to receive Employee's salary and other benefits in effect at the Termination Date upon the commencement of Arbitration for the period of the earliest to occur of (i) the termination of the Arbitration, (ii) Employee's employment by a third party or
(iii) one (1) year from the Termination Date, provided, however, that the Employee would be obligated to repay TCPI such salary (without interest) in the event that the Arbitrators determine that the termination of Employee's employment was proper pursuant to the provisions of this Employment Agreement and such Arbitrator(s) find such repayment justified and equitable.

         IN WITNESS WHEREOF, TCPI and Employee have caused this Agreement to be executed on the day and year first above written.

                                                  TECHNICAL CHEMICALS AND
                                                  PRODUCTS, INC.
___________________________________               By
Witness
                                                  ------------------------------

----------------------------------                ------------------------------
Witness                                           Title



-----------------------------------               ------------------------------
Witness                                           STUART R. STREGER

-----------------------------------
Witness

                                                              EXHIBIT `A'



------------------ -------------------- ------------------ ----------------------------------------------- ------------------
     DATE OF            NUMBER OF                                                                               OPTION
      GRANT              SHARES              VESTING                         EXPIRATION                          PRICE
------------------ -------------------- ------------------ ----------------------------------------------- ------------------
                                                                  5th anniversary of vesting date
     6/20/96             20,000            33 1/3 over                                                          $15.00
                                             3 yrs.




------------------ -------------------- ------------------ ----------------------------------------------- ------------------
                                                                  5th anniversary of vesting date
     9/4/97              10,000              9/4/97                                                             $8 7/8
------------------ -------------------- ------------------ ----------------------------------------------- ------------------
                                                             Earlier of 1 yr. from termination or 5yrs
     9/4/97               1,000              9/4/97                      from Vesting date                      $8 7/8
------------------ -------------------- ------------------ ----------------------------------------------- ------------------

     5/22/98              1,000              5/22/98         Earlier of 1 yr. from termination or 5yrs          $10 3/8
                                                                         from Vesting date
------------------ -------------------- ------------------ ----------------------------------------------- ------------------