Form 10-K
period 1998-12-31
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1999-03-31
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______________ TO ___________

                         COMMISSION FILE NUMBER 0-25406

                     TECHNICAL CHEMICALS AND PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

Florida                                                   65-0308922
-------                                                   ----------
(State or jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification No.)

3341 S.W. 15th Street, Pompano Beach, Florida             33069
---------------------------------------------             -----
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates as of March 24, 1999 was approximately $8,719,443 (based upon the closing sale price of $1.281 per share on the Nasdaq National Market on March 24, 1999).

         As of March 24, 1999, 10,570,893 shares of the Registrant's $.001 par value Common Stock were outstanding.

                       Documents Incorporated By Reference
                       -----------------------------------
         The Registrant's Definitive Proxy Statement related to the 1999
        Annual Shareholder's Meeting is incorporated by reference in Part
          III to the extent provided in Items 10, 11, 12 and 13 hereof.

                     EXHIBIT INDEX IS LOCATED ON PAGE  55
                                                       --

                                      INDEX



Description                                                                          Page Number
-----------                                                                          -----------

                                     PART I

Item 1.   Business..........................................................               4
                  The Company...............................................               4
                  Forward Looking Statements................................               5
                  Strategy Direction........................................               5
                  Non-Invasive Glucose Monitoring...........................               6
                  Cholesterol Monitoring....................................               9
                  HealthCheck(R)Diagnostic Testing and Screening Products...              11
                  Diagnostic Product Portfolio..............................              12
                  Transdermal Drug Delivery Product Portfolio...............              14
                  Biochemical Manufacturing.................................              14
                  Product Research and Development..........................              14
                  Manufacturing and Materials...............................              15
                  Patents, Trademarks and Technologies......................              15
                  Competition...............................................              16
                  Marketing and Sales.......................................              17
                  Employees.................................................              17
                  Year 2000.................................................              18
                  Governmental Regulation...................................              18
                  Product Liability Insurance...............................              19
                  Executive Officers of the Company.........................              19

Item 2.   Properties........................................................              20

Item 3.   Legal Proceedings.................................................              20

Item 4.   Submission Of Matters To A Vote Of Security Holders...............              21

                                     PART II

Item 5.   Market For Registrant's Common Equity And Related
          Stockholder Matters...............................................              22

Item 6.   Selected Financial Data...........................................              23

Item 7.   Management's Discussion And Analysis Of Financial Condition
          And Results Of Operations.........................................              24


                                        2 of 61





                                     PART II
                                    (Cont'd.)

                  The Company..............................................               24
                  Results Of Operations....................................               26
                  Year Ended December 31, 1998 Compared....................
                  To Year Ended December 31, 1997..........................               26
                  Year Ended December 31, 1997 Compared....................
                  To Year Ended December 31, 1996..........................               26
                  Financial Condition......................................               27
                  Liquidity And Capital Resources..........................               28

Item 8.   Financial Statements And Supplementary Data......................               29
                  Report Of Independent Certified Public Accountants.......               30
                  Consolidated Balance Sheets..............................               31
                  Consolidated Statements Of Operations....................               32
                  Consolidated Statements Of Shareholders' Equity..........               33
                  Consolidated Statements Of Cash Flows....................               35
                  Notes To Consolidated Financial Statements...............               36

Item 9.   Changes In And Disagreements With Accountants On
                  Accounting And Financial Disclosure......................               47

                                    PART III

Item 10.  Directors And Officers Of The Registrant.........................               48

Item 11.  Executive Compensation...........................................               51

Item 12.  Security Ownership of Certain Beneficial Owners
           and Management..................................................               51

Item 13.  Certain Relationships and Related Transactions...................               51

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, And
           Reports On Form 8-K.............................................               51

                  Schedule II - Valuation and Qualifying Accounts..........               51
                  Exhibits Description.....................................               52
                  Signatures...............................................               54
                  Index to Exhibits........................................               55
                  Consent of Ernst & Young LLP.............................               60


                                       3 of 61

PART I

ITEM 1.  BUSINESS

The Company

         Technical Chemicals and Products, Inc. (the "Company" or "TCPI") is in the final stages of completing a transition towards becoming an integrated designer, developer, manufacturer and global marketer of a wide range of point-of-care medical diagnostic products for use at home, in physician offices, and other healthcare locations which are distributed through domestic and international channels. In addition, the Company's Pharmetrix Division is also involved in the research, development and commercialization of transdermal and dermal drug delivery technologies and skin permeation enhancers. TCPI also manufactures high purity specialty biochemicals. TCPI was formerly a developmental company that manufactured and sold a narrow range of medical diagnostic products and specialty chemicals on an Original Equipment Manufacture ("OEM") basis.

         During the past 29 years, TCPI or its founder have developed more than 330 medical diagnostic and pharmaceutical products which have received marketing clearance by the United States Food and Drug Administration (the "FDA"). Many of the currently marketed products incorporate the Company's patented and proprietary membrane-based technology platform, as do those in various stages of development and regulatory approvals. TCPI presently holds 26 U.S. and foreign patents, and has 23 domestic and foreign patent applications pending.

         TCPI is currently scaling-up to manufacture and market in the U.S. and internationally more than 47 diagnostic tests which utilize the Company's patented membrane-based technology, 29 of which have received 510(k) clearance from the FDA. In addition, the Company has more than 20 other diagnostic and transdermal drug delivery products in various stages of development and regulatory approval in the United States and/or various foreign countries.

         Foremost in TCPI's product portfolio are its non-invasive TD Glucose(TM) Monitoring System (the "TD Glucose Monitoring System") for diabetics, its new Total and HDL (good) cholesterol monitoring products, and its HealthCheck(R) and private-label brands of over-the-counter diagnostic tests and screens for at-home use by consumers. At present, the Company's portfolio of diagnostic products includes tests and screening kits for cholesterol monitoring, pregnancy, ovulation timing, glucose, urinary tract infection, kidney and bladder infection, skin cancer, deteriorating vision, infectious diseases, drugs of abuse, cardiac markers and certain types of cancer. TCPI's portfolio of transdermal drug delivery technology focuses on smoking addiction, hormone replacement therapy, cardiovascular disease and other areas.

         The Company's products are distributed worldwide under both OEM marketing relationships with multinational pharmaceutical and diagnostic companies, and are also available to consumers on an over-the-counter basis under TCPI's proprietary HealthCheck and private-label brands. In the OEM sector, most of TCPI's tests for pregnancy and fertility are sold through corporate Roche Boehringer Mannheim Diagnostics distributors as well as independent distributors around the world. In January 1999, TCPI opened its international sales and marketing office in Milan, Italy to focus on expanding distribution of the Company's core diagnostic products in Europe, Asia, Africa, the Middle East and Latin America. International expansion of the Company's OEM family planning and HealthCheck diagnostic testing and screening products is ongoing. Product sales and/or registration has begun in Argentina, Australia, Austria, Bangladesh, Canada, Chile, China, Cyprus, Denmark, Egypt, Germany, Hong Kong, Macao, Malaysia, Netherlands, Norway, Oman, Philippines, Portugal, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Tunisia, and Turkey. TCPI's HealthCheck and private-label products are marketed directly and indirectly to pharmacies, supermarkets and mass merchandise retail stores, as well as leading drug wholesale distributors. The Company private labels its family planning products for approximately 20 leading drug, discount and supermarket chains and catalog retailers. In 1998, sales of the Company's products to Roche Boehringer Mannheim Diagnostics and CVS drug stores were approximately 33% and 24% of TCPI's total product sales, respectively.

                                       4 of 61

         On July 27, 1998, the Company formed Technical Electronics Corporation, a Joint Venture between TCPI and privately held Micro Weiss Electronics of Babylon, New York in which TCPI holds an 80% equity ownership in the joint venture with Micro Weiss Electronics holding the remaining 20%. The Company retains all rights, title, and interest, including patent rights, to the technology for its meter devices. Technical Electronics Corporation will develop and manufacture electronic measuring devices for TCPI's non-invasive TD Glucose Monitoring System, Total and HDL cholesterol testing meter, and other diagnostic monitoring products being developed by TCPI.

Forward Looking Statements

         Information in this Form 10-K, including any information incorporated by reference herein, includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe-harbor created by such sections. The Company's actual results may differ significantly from the results discussed in such forward-looking statements.

         Statements regarding future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible recommendations of health care professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ from those predicted or assumed include, but are not limited to: the satisfactory completion of clinical trials demonstrating efficacy of the TD Glucose Monitoring System; delays in product development; risks associated with the Company's ability to successfully develop and market new products on a profitable basis or at all; availability of labor and sufficient parts and materials to complete the design, construction and manufacturing scale-up of required equipment; ability to complete the design, construction and manufacturing scale-up on a timely basis within budget parameters; receipt of any required regulatory approvals for manufacturing equipment or related facilities; future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; engineering development; lead time for delivery of equipment; the Company's dependence on outside parties such as its key customers, suppliers and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and affects of changes in regulation (including risks associated with obtaining requisite governmental approvals for the Company's products); the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with domestic and international growth and expansion; risks associated with international operations (including risk associated with international economies, currencies and business conditions); risks associated with obtaining patents and other protections on intellectual property; results of litigation and appeals; the Company's limited cash reserves and sources of liquidity; uncertainties in availability of expansion capital in the future and other risks associated with capital markets, as well as those listed in the Company's other press releases and in its other filings with the Securities and Exchange Commission. The Company may determine to discontinue or delay the development of any or all of its products under development at any time.

Strategic Direction

         TCPI's strategic objective is to continue to develop, manufacture and market a wide range of point-of-care medical diagnostic products for distribution through multiple channels on a global basis. To do so, it intends

                                       5 of 61
to become a fully integrated organization capable of providing the medical diagnostic marketplace with products that offer accuracy, efficacy, ease of use and reduced costs. In order to accomplish this objective, the Company has developed the following strategy:

         Provide Accurate, Easy to Use and Cost Effective Products. The Company has developed and is continuing to seek to develop and market accurate, easy to use and cost-effective medical diagnostic products that provide disease-specific information to health care providers and patients (see Item 1. Business). In addition, the Company is developing transdermal drug delivery technologies that are intended to offer a high degree of efficacy, convenience and economy. The Company believes that its business approach is consistent with current trends to reduce the overall cost of health care by providing high quality, value-added health care products that offer an improved benefit to cost ratio over competitive products, where they exist.

         Provide a Broad Range of Products. The Company has developed and is continuing to develop and market a broad range of medical diagnostic and transdermal drug delivery products. The Company believes that a diversified product base could increase potential business opportunities, provide a stream of new product introductions over time and reduce the risks associated with reliance on a single product or technology.

         Focus on Large Market Opportunities. The Company concentrates its development efforts on large existing markets in which the Company believes there could be significant demand for its products. For example, industry estimates project the worldwide finger-stick glucose monitoring market to be approximately $2 - $3 billion annually.

         Enter into Strategic Alliances. TCPI intends to expand distribution of certain of its medical diagnostic products as well as enter into strategic alliances with large multinational medical diagnostic and pharmaceutical companies as well as independent distributors for the marketing of many of its medical diagnostic products. The Company expects that these companies will have significantly greater financial, marketing and other resources than the Company, they will be able to market TCPI's products through a broader range of distribution channels.

         Expand Distribution. The Company intends to continue to expand direct and indirect distribution of its over-the-counter HealthCheck and private-label diagnostic products as well as tests and screens for drugs of abuse, infectious diseases and certain types of cancer throughout North America and certain international markets.

         There can be no assurance that the Company will be able to successfully develop and market new products on a profitable basis or at all; or that the Company will be able to successfully negotiate strategic alliances with such major multinational medical diagnostic and pharmaceutical companies or at all, or that the terms of any such alliance will be more favorable to the Company than the terms that the Company could otherwise obtain.

Non-Invasive Glucose Monitoring

         The Product. TCPI is developing its non-invasive TD Glucose Monitoring System intended to be used by diabetics to test their glucose levels without the discomfort and inconvenience associated with available finger stick blood glucose monitoring systems. The TD Glucose Monitoring System consists of the TD Glucose Meter, a hand-held electronic meter, and TD Glucose Patches, transdermal patches which are applied to the patient and read by the TD Glucose Meter.

       The TD Glucose Monitoring System combines proprietary and patent-pending transdermal technology with TCPI's patented membrane-based diagnostic technology. The alliance of these technologies permits dermal glucose to be drawn and transported into the patch where it causes an end-point chemical reaction and color change in the membrane. Special optics in a hand-held electronic meter detects the color change and provides a glucose reading.

         The TD Glucose Monitoring System is completely non-invasive, non-toxic and safe. A small skin patch provides diabetics with a painless, bloodless, easy to use and rapid method to monitor their glucose levels. After the patch has been placed on the forearm for about five minutes, a small electronic meter is held up to the patch and produces an instant glucose reading. The single-use patch is then removed and easily disposed of. The retail price of the TD Glucose Monitoring System is expected to be competitive with currently available finger-stick blood glucose monitoring systems.

                                       6 of 61

         Clinical Trials. Clinical trials for the TD Glucose Monitoring System remain ongoing. TCPI plans to complete final clinical trials for the Company's non-invasive TD Glucose Monitoring System during 1999 and submit related data to the FDA for marketing clearance under the provisions of Section 510(k). Based on the prior submission of TCPI's protocol to the FDA to conduct its clinical trials, which was acknowledged without comment, the Company believes its TD Glucose Monitoring System is eligible for the expedited 510(k) clearance process.

         Based upon the Company's external studies, as presented at the European Association For The Study Of Diabetes in Barcelona, Spain in September of 1998, the Company believes that the TD Glucose Monitoring System has achieved efficacy and substantial correlation with current finger-stick glucose tests. Based on these correlation results and scientific verification of the algorithms (complex mathematical formulas) needed to calibrate the TD Glucose Meter to the individual patient, TCPI began limited clinical trials to obtain data for an FDA submission. During 1999, the Company has expanded these clinical trials to include at least three independent university medical centers in several geographic regions across the United States. Given the initial time necessary to calibrate the TD Glucose Meter to each patient and conduct testing over an extended period, TCPI estimates it will take approximately six to eight months to conduct these clinical trials and up to 90 days to complete the requisite documentation for an FDA submission.

         The Company anticipates that its first-generation non-invasive technology would be available by prescription and calibrated to the individual diabetic patient by a physician. While the recommended calibration interval required for the TD Glucose Meter will be determined in the final clinical trials, during nearly six months of comparison study testing no additional calibration was necessary once the initial patient calibration was completed. In addition, the Company anticipates that future generations of the TD Glucose Monitoring System may include advancements in available features as well as utilize universal algorithms so that individual calibration will no longer be necessary.

         There can be no assurance the clinical trials will be completed on the anticipated basis or that such clinical trials will be successful or produce data suitable for submission to the FDA. In addition, there can be no assurances that the FDA will consider the TD Glucose Monitoring System for 510(k) clearance, expedited or otherwise, or if considered, that the TD Glucose Monitoring System will receive 510(k) clearance. Further, the FDA may elect to consider the TD Glucose Monitoring System under the regulatory diagnostic guidelines for a Pre-Market Approval ("PMA"). In the event this regulatory change occurs, there can be no assurances that the FDA will consider the TD Glucose Monitoring System for PMA clearance, expedited or otherwise, or if considered, that the TD Glucose Monitoring System will receive PMA clearance. (See Governmental Regulation.)

         Manufacturing. The Company intends to manufacture both TD Glucose Meters and TD Glucose Patches and sell these finished goods to its marketing partners for worldwide distribution. In July 1998, the Company established Technical Electronics Corporation, a joint venture company 80% owned by TCPI, to manufacture electronic devices for TCPI's non-invasive glucose monitoring system, cholesterol monitoring meter and other future electronic products. Technical Electronics Corporation presently has manufacturing capabilities in China through an affiliate. In January 1999, TCPI announced the commencement of the engineering phase of the manufacturing scale-up process to commercially produce TD Glucose patches. The Company's plans include the design and construction of high-speed state-of-the-art machinery to conduct the complex manufacture and automatic packaging of TD Glucose patches. The engineering phase is a key element to the manufacturing scale-up process. It is anticipated that the engineering and manufacturing scale-up process will require a minimum of 24 months to complete - and include equipment installation and full-scale operation under FDA diagnostic Good Manufacturing Practices, and inventory build-up prior to market introduction. There can be no assurance that the engineering or manufacturing scale-up process for the TD Glucose Patches and/or TD Glucose Meters will be successful or produce finished product in sufficient quality or quantity, or on a cost-effective basis.

         Marketing. TCPI is presently working towards a definitive licensing agreement with Daiichi Pharmaceutical Co. Ltd. for the TD Glucose Monitoring System in Japan and Taiwan. The Company also is involved in ongoing negotiations with several pharmaceutical and medical diagnostic companies with respect to marketing and distribution rights for the balance of the world. The typical structure of licensing agreements in the pharmaceutical, biotechnology and

                                       7 of 61
medical technology environment is milestone driven whereby both parties define major and minor development events and associated payment for achieving each threshold. Such agreements may also include provisions for royalty payments based on sales and transfer pricing of finished goods, among other terms and conditions. There can be no assurance that TCPI will be successful in completing ongoing contract negotiations or executing licensing agreements, or that the terms and conditions of such agreements are as favorable as possible to the Company.

         Blood Glucose Monitoring Market. Diabetes is a chronic disease in which the body does not produce the protein insulin. Insulin permits metabolized sugar, starches and other food energy (glucose) to transfer via osmosis from the interstitial fluid (ISF) into the cells. Without insulin, the cells are unable to receive nutrition. ISF is an extra-cellular fluid that is prevalent throughout the body, including the skin. Scientific research indicates that ISF glucose levels correlate closely with blood glucose levels. At present, there is no cure for diabetes and the exact cause is unknown, although such factors as heredity, obesity and lack of exercise appear to play roles. Type I (or juvenile) diabetes, the most severe form of the disease, comprises approximately 10% of diabetes cases in the United States and requires daily treatment with insulin to sustain life. Type II (or adult onset) diabetes comprises the other 90% of diabetes cases in the United States and is usually managed by diet and exercise, but may require treatment with insulin or other medication.

         Diabetes is the fourth leading cause of death by disease in the U.S. with about 625,000 new cases diagnosed each year. Medical costs in the U.S. for the treatment of diabetes and diabetes related conditions are estimated to be more than $100 billion annually. Worldwide there are in excess of 110 million people with diabetes and only 18 - 20 million people that regularly monitor their glucose levels. Approximately 16 million people with diabetes are in the United States. The worldwide market for finger stick glucose monitoring products is presently $2 - $3 billion per year.

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

         In July 1993, The New England Journal of Medicine published the results of the Diabetes Control and Complications Trial (the "DCCT"), a major nine-year clinical trial sponsored by the National Institutes of Health (the "NIH"). Participants in the DCCT were assigned to either intensive or conventional therapy groups. Conventional therapy involved testing four times a day, with at least three injections of insulin and making appropriate modifications to diet and exercise while injecting insulin in accordance with blood glucose levels. Each therapy group contained people with no significant complications as well as people with mild complications. The study demonstrated that maintaining blood glucose levels as close as possible to normal reduces by approximately 60% the risk for development and progression of certain diabetes complications. Although the DCCT included only people with Type I diabetes, the ADA has stated that there is no reason to believe the effects of better control of blood glucose levels would not apply to people with Type II diabetes. The results of the study were so compelling that the study was terminated, earlier than planned, because those conducting the study felt that to continue conventional treatment for the control group would deprive its participants of the benefits of the study's

                                       8 of 61
findings. Because the intensive therapy that the DCCT study recommends involves testing at least four times a day, the Company believes that DCCT will increase awareness among people with diabetes of the benefits of frequent testing and will be a key factor in changing diabetes management in the coming decade. Moreover, various publications related to diabetes have recommended testing six to eight times a day. Based on various studies, including a survey by the NIH, the Company believes that people with diabetes, on average, test their blood glucose levels less than once per day. The Company believes that such patient non-compliance is due, in part, to the pain and inconvenience associated with the use of conventional finger stick blood glucose monitoring systems. The TD Glucose Monitoring System has been designed by the Company to address the need for a convenient, blood-free, pain-free self-monitoring blood glucose system.

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

         Alternatively, the blood glucose level can be obtained by conducting the finger stick method and placing blood on a chemically-treated disposable test strip which must be blotted or wiped off and then, after an additional amount of time has elapsed, the result is read by visually comparing the color of the test strip to that of a color chart.

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

Cholesterol Monitoring

         The Products. TCPI has developed cholesterol monitoring products for use by healthcare professionals as well as for consumer use at home to determine Total and HDL (good) cholesterol levels. These diagnostic products will be sold under the Company's HealthCheck brand. The over-the-counter screening tests for consumers will utilize the Company's visual-read test strips for Total and HDL cholesterol - healthcare professionals will have the option of using the Company's quantitative system consisting of a small electronic meter and strips for Total and HDL Cholesterol or the visual products for initial screening. The professional meter-read system will also measure blood glucose obtained by the finger-stick method. The Total and HDL Cholesterol Test Strips and Glucose Test Strips utilize the Company's patented and proprietary membrane-based technology and produce an end-point color reaction in the membrane in direct proportion to the amount of Total or HDL cholesterol or glucose present.

         Typically, a lancet is used to collect a drop of blood from a finger where it is placed on the Test Strip. During the approximate three-minute reaction time, a blue-green color is produced on the strip. The shade of color produced is related to the amount of Total or HDL cholesterol in the blood. The over-the-counter visually-read screening kits are expected to be available in

                                       9 of 61

Total, HDL, and combination Total and HDL formats packaged with supplies for two screenings per box that include test strips, lancets, alcohol wipes, plastic pipettes and a corresponding color chart.

         Clinical Trials. At present, clinical trials for the over-the-counter visually-read Total and HDL cholesterol screening tests are in the final stages and the Company anticipates filing corresponding 510(k) applications with the FDA approximately during the second quarter of 1999. Following this activity, TCPI anticipates commencing clinical trials for the meter-read format of its Total and HDL cholesterol monitoring system during the second quarter of 1999 and filing corresponding 510(k) applications with the FDA approximately around mid-1999. The Company's blood glucose test strip being used with this monitoring system previously received 510(k) marketing clearance from the FDA in 1987. There can be no assurance that clinical studies for the Company's visually-read or meter-ready monitoring system will be successful or produce data suitable for a 510(k) submission to the FDA, nor that it will receive 510(k) marketing clearance.

         Marketing. The meter-read version of the monitoring system provides a quantitative digital readout of the Total and HDL cholesterol and glucose value. This product is expected to offer several advantages over the leading finger stick cholesterol monitoring system which include: (i) the cost to the physician is expected to be less than $2 per test, which is significantly below present reimbursement amounts, (ii) it requires less blood thereby permitting the use of a smaller lancet that clinical trials demonstrated was less painful; (iii) results are provided in approximately three minutes; (iv) the cost of the meter to the physician is expected to be less than $150, which is highly favorable as compared to other meters that cost up to $1,500; (v) the Company's cholesterol monitoring system is anticipated to be as accurate as measurements performed in a clinical laboratory; and (vi) the Company's visual-read screening test is initially expected to be the only product which also measures HDL cholesterol.

         The Company's Total and HDL Cholesterol System overcomes the disadvantages of laboratory testing by offering the healthcare provider and patient a quick and easy-to-use method of testing for cholesterol in the physician's office, clinic, pharmacy or other location. With a real-time result, the healthcare provider is able to counsel the patient and begin immediate treatment, eliminating the need for a follow up visit. The Company's test also eliminates the costs and delays associated with utilizing laboratories, including those associated with specimen collection, preservation, transportation, processing and reporting results.

         TCPI has held discussions with several pharmaceutical and medical diagnostic companies with respect to possible collaboration in the marketing and distribution of the Company's monitoring system and strips to measure Total and HDL cholesterol and blood glucose. There can be no assurance, however, that any definitive arrangements will be reached with any such companies.

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

         Starting in 1987, when an NIH expert panel in a draft statement recommended that the HDL measurement be added to the total cholesterol measurement when evaluating coronary heart disease risk in healthy individuals, and that a lipid profile, consisting of total cholesterol, HDL cholesterol and triglycerides, be conducted under certain circumstances, including the diagnosis of individuals who have increased total cholesterol levels, or individuals with desirable total cholesterol levels who have two or more other coronary heart disease risk factors. Three lipid profiles, each to be conducted one week apart, were also recommended prior to initiating drug or dietary therapy for patients with lipid disorders. Following the NCEP and the NIH guidelines, individuals with desirable total cholesterol levels should have their cholesterol tested every five years; individuals with borderline high total cholesterol should have a lipid screening repeated annually; and, as noted above, those with high total cholesterol should have at least three lipid profiles conducted to confirm their values and to help their physician decide what therapy, if any, should be instituted. Individuals receiving diet or drug therapy would be expected to be

                                       10 of 61
tested at least every three months to track the effectiveness of the therapy. While early federal initiatives focused on males and coronary disease, recent initiatives emphasize the incidence of coronary artery disease in women.

         According to industry research conducted by Frost and Sullivan, the U.S. market for all cholesterol testing is approximately $250 million per year. At home testing for cholesterol is currently in the introductory stage of market development. Coronary Artery Disease (CAD) is still the number one cause of death in the U.S. The disease is typically asymptomatic with the first indicator being a heart attack. Routine cholesterol screening can identify individuals at risk.

         Existing Cholesterol Monitoring Systems. Cholesterol and lipoprotein tests are generally performed in the laboratory using blood samples taken from patients in a hospital on an outpatient basis or in a doctor's office. Most testing is done using highly automated equipment and enzymatic chemistry. The typical price for such a test when performed by a laboratory may be as high as $40 or more, however, the laboratory may offer a panel of tests (lipid profile) for the same amount, thereby reducing the cost per test performed. In comparison, the cost to the physician for the Company's product is expected to be less than $2 per test. The main disadvantage of the existing systems is the lack of immediate results. There are currently several point-of-care cholesterol monitoring systems that are either more expensive, lack accuracy, or have a high acquisition cost.

HealthCheck(R) Diagnostic Testing and Screening Products

         In order to capitalize on the growth in the market for over-the-counter medical diagnostic products, in mid-1997, the Company introduced its HealthCheck brand of at home medical diagnostic testing and screening products to drug, discount and supermarket chains.

         The HealthCheck line consists of 14 at-home testing and screening products for diabetes, urinary tract infection, pregnancy, ovulation, cholesterol, skin cancer, deteriorating vision and a series of health journals for use by consumers. The Company has distinguished HealthCheck from other similar products by its packaging and labeling and by selling its products primarily through colorful "HealthCheck Center" point-of-sale displays. Each display holds a variety of medical diagnostic test products. At present, HealthCheck products are being sold at approximately 33,600 chain and independent pharmacies, mass merchandisers and grocery stores in the United States and Canada. International sales and/or product registration also began during the past year in Argentina, Australia, Austria, Bangladesh, Canada, Chile, China, Cyprus, Denmark, Egypt, Germany, Hong Kong, Macao, Malaysia, Netherlands, Norway, Oman, Philippines, Portugal, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Tunisia, and Turkey. Industry sources project the at-home diagnostic marketplace in the U.S. to exceed $3 billion by the year 2002.

         The Company believes that simple-to-use products with the ability to perform accurate, quantitative tests without an instrument will continue to create new market opportunities for home health screening and monitoring. One of the Company's approaches for competing in this market is to produce improvements over existing at-home and other point-of-care testing products, where possible. Growth in the medical diagnostic test market is being experienced as health care providers and third party payers recognize that regular diagnostic testing can result in earlier detection of disease, more accurate diagnosis and more effective treatment as individuals become more involved with their own health.

         The Company's strategy for its HealthCheck brand includes ongoing domestic expansion through greater penetration of the retail pharmacy, supermarket, mass merchandise and drug wholesale distribution channels as well as establishing international distribution for its comprehensive family of at-home testing products that offer cost effective pricing to the consumer and higher than average profit margin for the retailer.

         The following tables set forth information relating to the Company's diagnostic products and transdermal/dermal drug delivery technologies currently on the market or in various stages of development and regulatory clearance.


                                       11 of 61


------------------------------------------------------------------------------------------------------------------------------------
                                                                            PRODUCT                              MARKET
                                                                            STATUS                               SECTOR
                                                   ---------------------------------------------------  ---------------------------

   DIAGNOSTIC PRODUCT PORTFOLIO                      In        Pre-                Regulatory     On     O-T-C     O-T-C     OEM/
                                                    Devel-    Clinical   Clinical    Clear-       The    Health-  Private    Pro-
                                                    opment     Stage      Trials     ance        Market   Check    Label   fessional
------------------------------------------------------------------------------------------------------  ----------------------------
GLUCOSE MONITORING:
------------------------------------------------------------------------------------------------------  ----------------------------
TD Glucose(TM) Monitoring System                       o         o           o                                                 X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Whole Blood Glucose Test Strip(TM)            o         o           o         o                    X                  X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Whole Blood Glucose Meter                     o         o           o                                                 X
------------------------------------------------------------------------------------------------------  ----------------------------
Uri-Test(TM) Glucose Test Strip                        o         o           o         o            o       X                  X
------------------------------------------------------------------------------------------------------  ----------------------------

------------------------------------------------------------------------------------------------------  ----------------------------
CHOLESTEROL MONITORING:
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Cholesterol Meter                             o         o           o                                                 X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Total Cholesterol Strip (meter)               o         o           o                                                 X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step HDL Cholesterol Strip (meter)                 o         o           o                                                 X
------------------------------------------------------------------------------------------------------  ----------------------------
Total Cholesterol Test Kit (visual/professional)       o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------

------------------------------------------------------------------------------------------------------  ----------------------------
AT HOME SCREENING AND MONITORING TESTS:
------------------------------------------------------------------------------------------------------  ----------------------------
Total Cholesterol Test  Kit  (visual)                  o         o           o                              X                  X
------------------------------------------------------------------------------------------------------  ----------------------------
HDL Cholesterol Test Kit (visual)                      o         o           o                              X                  X
------------------------------------------------------------------------------------------------------  ----------------------------
Uri-Test(TM) Urinary Tract Infection Test Kit          o         o           o         o            o       X                  X
------------------------------------------------------------------------------------------------------  ----------------------------
Uri-Test(TM) Diabetes Test Kit                         o         o           o         o            o       X                  X
------------------------------------------------------------------------------------------------------  ----------------------------
Uri-Test(TM) Protein Test Kit                          o         o           o         o            o       X                  X
------------------------------------------------------------------------------------------------------  ----------------------------
Vision Screening Test                                  o         o           o         o            o       X
------------------------------------------------------------------------------------------------------  ----------------------------
Skin Growth Monitoring System                          o         o           o         o            o       X
------------------------------------------------------------------------------------------------------  ----------------------------

------------------------------------------------------------------------------------------------------  ----------------------------
FERTILITY TESTING PRODUCTS:
------------------------------------------------------------------------------------------------------  ----------------------------
Pregnancy Test: Midstream Wand                         o         o           o         o            o       X        X         X
------------------------------------------------------------------------------------------------------  ----------------------------
Pregnancy Test: Midstream Wand Double-Pack             o         o           o         o            o       X        X         X
------------------------------------------------------------------------------------------------------  ----------------------------
Pregnancy Value Pack: hCG Test Strip Double-Pack       o         o           o         o            o       X        X         X
------------------------------------------------------------------------------------------------------  ----------------------------
Ovulation Predictor Test Kit                           o         o           o         o            o       X        X         X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step One Minute(TM) Pregnancy Test: Midstream Wand o         o           o         o            o       X        X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Ovulation Midstream Wand                      o         o           o         o            o       X        X         X
------------------------------------------------------------------------------------------------------  ----------------------------
Pregnancy test strips, vial configurations             o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------


                                       12 of 61




------------------------------------------------------------------------------------------------------  ----------------------------
PERSONAL HEALTH JOURNALS:
------------------------------------------------------------------------------------------------------  ----------------------------
Men's Journal                                                                                       o       X
------------------------------------------------------------------------------------------------------  ----------------------------
Woman's Journal                                                                                     o       X
------------------------------------------------------------------------------------------------------  ----------------------------
Senior's Journal                                                                                    o       X
------------------------------------------------------------------------------------------------------  ----------------------------
My Pregnancy Journal                                                                                o       X
------------------------------------------------------------------------------------------------------  ----------------------------
All About Me Children's Journal                                                                     o       X
------------------------------------------------------------------------------------------------------  ----------------------------

------------------------------------------------------------------------------------------------------  ----------------------------
DRUGS OF ABUSE SCREENING:
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Cocaine Test Strip(TM)                        o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Opiate Test Strip(TM)                         o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Amphetamine Test Strip(TM)**                  o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Methamphetamine Test Strip(TM)                o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Phencyclidine (PCP) Test Strip(TM)**          o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Benzodiazepine Test Strip(TM)**               o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Canabinoids (THC) Test Strip(TM)              o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Methadone Test Strip(TM)**                    o         o           o                                                 X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Barbiturates Test Strip(TM)                   o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
Drug of Abuse Multi-Panel Tests                        o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------

------------------------------------------------------------------------------------------------------  ----------------------------
INFECTIOUS DISEASE SCREENING:
------------------------------------------------------------------------------------------------------  ----------------------------
RapidTest HIV(TM) Screen**                             o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
RapidTest HBsAg(TM) Screen (Hepatitis B)**             o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Strep A(TM) Screen                            o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Strep B(TM) Screen                            o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
RapidTest Chlamydia(TM) Screen**                       o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
RapidTest H. pylori(TM) Screen                         o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------

------------------------------------------------------------------------------------------------------  ----------------------------
SALIVA SAMPLE COLLECTOR:
------------------------------------------------------------------------------------------------------  ----------------------------
Sani-Sal(TM) Saliva Collector**                        o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------

------------------------------------------------------------------------------------------------------  ----------------------------
CARDIAC MARKERS:
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Cardiac Troponin I Test                       o         o                                                             X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Myoglobin                                     o         o                                                             X
------------------------------------------------------------------------------------------------------  ----------------------------

------------------------------------------------------------------------------------------------------  ----------------------------
CANCER SCREENS:
------------------------------------------------------------------------------------------------------  ----------------------------
One Step PSA Test**                                    o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Alphafetalprotein Test**                      o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step LE Test (Lupus)                               o                                                                       X
------------------------------------------------------------------------------------------------------  ----------------------------
One Step Fecal Occult Blood Test(R)                    o         o           o                              X                  X
------------------------------------------------------------------------------------------------------  ----------------------------

------------------------------------------------------------------------------------------------------  ----------------------------
URINALYSIS:
------------------------------------------------------------------------------------------------------  ----------------------------
Routine Urine Screening                                o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------
Urine Specialty Product / Drug of Abuse Screening      o         o           o         o            o                          X
------------------------------------------------------------------------------------------------------  ----------------------------

** Products for Export Only
------------------------------------------------------------------------------------------------------  ----------------------------


                                       13 of 61



------------------------------------------------------------------------------------------------------------------------------------
                                                                            PRODUCT                              MARKET
                                                                            STATUS                               SECTOR
                                                   ---------------------------------------------------  ---------------------------

   TRANSDERMAL DRUG DELIVERY PRODUCT PORTFOLIO       In       Pre-                Regulatory     On     O-T-C     O-T-C     OEM/
                                                    Devel-   Clinical   Clinical    Clear-       The    Health-  Private    Pro-
                                                    opment    Stage      Trials     ance        Market   Check    Label   fessional
------------------------------------------------------------------------------------------------------  ----------------------------
SMOKING CESSATION:
------------------------------------------------------------------------------------------------------  ----------------------------
Nicotine*                                              o         o           o                              X                  X
------------------------------------------------------------------------------------------------------  ----------------------------
Nicotine Lozenge                                       o         o
------------------------------------------------------------------------------------------------------  ----------------------------

------------------------------------------------------------------------------------------------------  ----------------------------
HORMONE REPLACEMENT / OSTEOPOROSIS:
------------------------------------------------------------------------------------------------------  ----------------------------
Estradiol                                              o         o           o                                                 X
------------------------------------------------------------------------------------------------------  ----------------------------
Estradiol / Progestin                                  o         o                                                             X
------------------------------------------------------------------------------------------------------  ----------------------------
Testosterone                                           o         o                                                             X
------------------------------------------------------------------------------------------------------  ----------------------------

------------------------------------------------------------------------------------------------------  ----------------------------
CARDIOVASCULAR DISEASE:
------------------------------------------------------------------------------------------------------  ----------------------------
Nitroglycerin                                          o         o                                                             X
------------------------------------------------------------------------------------------------------  ----------------------------
Isosorbide Dinitrate (ISDN)                            o         o                                                             X
------------------------------------------------------------------------------------------------------  ----------------------------

------------------------------------------------------------------------------------------------------  ----------------------------
OTHER:
------------------------------------------------------------------------------------------------------  ----------------------------
Bup-4 Incontinence**                                   o         o           o                                                 X
------------------------------------------------------------------------------------------------------  ----------------------------
Ketorolac                                              o         o                                                             X
------------------------------------------------------------------------------------------------------  ----------------------------
Vitamin C/E Patch                                      o                                                             X         X
------------------------------------------------------------------------------------------------------  ----------------------------
Pain Patch                                             o         o                                                             X
------------------------------------------------------------------------------------------------------  ----------------------------
Physostigmine                                          o                                                                       X
------------------------------------------------------------------------------------------------------  ----------------------------

------------------------------------------------------------------------------------------------------  ----------------------------
SKIN PERMEATION ENHANCER:
------------------------------------------------------------------------------------------------------  ----------------------------
SR-38                                                                                  o                                       X
------------------------------------------------------------------------------------------------------  ----------------------------

 *  Abbreviated New Drug Application ("ANDA") in preparation
**  Undergoing clinical evaluation in Japan
------------------------------------------------------------------------------------------------------------------------------------

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

Product Research and Development

         The Company's products are in various stages of commercialization, and include those that are already on the market and others that are in development and seeking regulatory clearance. See the "Diagnostic Product Portfolio" and the "Transdermal Drug Delivery Portfolio". The Company conducts an active research and development program to strengthen and broaden its existing products and to develop new products and systems. The Company's development strategy is to identify products and systems which are, or are expected to be, needed by a significant number of potential customers in the Company's markets and to allocate a greater share of its research and development resources to areas with the highest potential for future benefits to the Company. In addition, the Company seeks to develop specific applications related to its present technology.

                                       14 of 61

Manufacturing and Materials

         During 1998, the Company significantly expanded its manufacturing capabilities and expects to continue to do so in order to accommodate anticipated growth and further reduce its dependence on third party contractors. With respect to those product components the Company does not yet manufacture in-house, it has identified alternate manufacturing sources, however, a change in manufacturers without appropriate lead time could result in a material delay in the delivery of the Company's products and may subject the Company to less favorable price terms. The Company is devoting a major portion of its manufacturing capabilities to the production of new products.

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

Patents, Trademarks and Technologies

         Patents. TCPI presently holds 26 U.S. and foreign patents, and has 23 domestic and foreign patent applications pending.

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

         Although the Company has obtained patents in the U.S. with regard to aspects of its membrane-based technology and specific applications thereof, the Company does not have European patents that correspond to certain of such U.S. patents. To the best of the Company's knowledge, however, its membrane-based technology does not infringe the patent of any third party in the U.S. or Europe. The Company is seeking, and intends to continue to seek, patent protection where appropriate for improvements to its membrane-based technology.

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

         The Company's success will depend, in part, on its ability to protect, obtain or license patents, protect trade secrets and operate without infringing the proprietary rights of others. See "Business Litigation." There can be no assurance, however, that existing patent applications will mature into issued patents, that the Company will be able to obtain additional licenses to patents of others, or that the Company will be able to develop its own patentable technologies. Further, there can be no assurance that any patents issued to the Company will provide it with competitive advantages or will not be challenged by others, or if challenged, will be held valid, or that the patents of others will not have an adverse effect on the ability of the Company to conduct its business. In addition, there is no assurance that the Company's current patents

                                       15 of 61
or any patents issued in the future will prevent other companies from independently developing similar or functionally equivalent products.

Trademarks. The following represents the Company's products that have received registered and/or trademark authority:

TCPI Registered Trademarks
--------------------------

CholestoCheck(R)
hCG Pregnancy One Step(R)
HealthCheck(R)
Health Test Center(R)
Pregnancy One Step(R)
Pregnancy One Step Test Strip(R)
One Step Fecal Occult Blood Test(R)
One Step Drugs of Abuse Test Strip - Cocaine(R)
One Step Drugs of Abuse Test Strip - Opiate(R)
One Step LH Test Strip(R)
One Step HDL Cholesterol Test Strip(R)
One Step Whole Blood Cholesterol Test Strip(R)
Soft-E-Touch(R)

TCPI Trademarks
---------------

TD Glucose(TM)
One Step Drugs of Abuse Test Strip - Amphetamine(TM)
One Step Drugs of Abuse Test Strip - Benzodiazepine(TM)
One Step Drugs of Abuse Test Strip - Barbiturate(TM)
One Step Drugs of Abuse Test Strip - Cannabinoids (THC)(TM) TM One Step Drugs of Abuse Test Strip - Methadone(TM)
One Step Drugs of Abuse Test Strip - Methamphetamine(TM)
One Step Drugs of Abuse Test Strip - Phencyclidine (PCP)(TM) One Step Drug Scan(TM)
One Step-One Minute Pregnancy Test(TM)
One Step H. pylori Screen(TM)
One Step Strep A Screen(TM)
One Step Strep B Screen(TM)
RapidTest HIVTM RapidTest Chlamydia Screen(TM)
RapidTest HBsAg Screen(TM)
Sani SalTM We're Bringing Healthcare Home(TM)

Competition

         Competition in the development and marketing of medical diagnostic tests and transdermal drug delivery technologies is intense and expected to increase. The Company's competitors include companies that have developed products similar in design and capability to those of the Company as well as suppliers of such products, including hospitals and laboratories. The Company believes that competition in the sale of medical diagnostic tests is based primarily upon the factors of accuracy and precision, speed of response, ease of use and cost. The Company believes that its transdermal drug delivery technologies will have to compete on the basis of safety, efficacy, patient compliance, reduced side effects, product appearance and comfort, price, and, in certain cases, scope of patent rights.

         Many of the Company's current and potential competitors have significantly greater technical, financial and marketing resources than the Company. There can be no assurance that the Company will have the financial resources, technical

                                       16 of 61
expertise or marketing, distribution or support capabilities to compete successfully in the future. There can be no assurance that the Company's products will be competitive with existing or future products of competitors or that the Company will successfully develop technologies and products that are more effective or affordable than those developed by its competitors. In addition, one or more of TCPI's competitors may achieve patent protection, regulatory approval or commercialization earlier than the Company as well as be subject to a competitor that introduces the first product introduced in a particular area relative to other entrants to the market.

Marketing and Sales

         The Company's medical diagnostic products have historically been distributed on an OEM basis through strategic alliances with pharmaceutical and diagnostic companies. However, on an increasing basis since 1996, TCPI's medical diagnostic products have been marketed directly under private label arrangements with drug, supermarket and discount retail chains and the Company's proprietary HealthCheck brand name. The Company also intends to enter into strategic alliances with major international medical diagnostic and pharmaceutical companies for the marketing of many of its diagnostic products. The Company expects that these companies will have significantly greater financial, marketing and other resources than the Company, and will therefore be able to market the Company's products more effectively through a wider range of distribution channels to a larger market. There is no assurance, however, that the Company will be able to successfully negotiate such strategic alliances with such major multinational medical diagnostic and pharmaceutical companies or at all, or that the terms of any such alliance will be more favorable to the Company than the terms that the Company could otherwise obtain.

         The Company's strategy with respect to development and commercialization of its transdermal drug delivery technologies and skin permeation enhancer products have two significant components (i) identify and bring to market those products which are candidates for the Abbreviated New Drug Application ("ANDA") process and/or which can be sold over-the-counter as HealthCheck products, and (ii) enter into strategic alliances with third parties that can fund a portion of product development costs, market the product and, in some cases, participate in clinical testing and obtain regulatory approvals. In an effort to exercise control over the quality of its products and capture a larger portion of the revenues therefrom, the Company will seek to retain manufacturing rights to its products developed under such strategic alliances.

         Since 1992, Roche Boehringer Mannheim Diagnostics (formerly Boehringer Mannheim-Italia) has had an exclusive agreement to distribute the Company's One Step hCG Pregnancy Test Strip, its One Step hCG Midstream Wand and its One Step LH Ovulation Test Strip products worldwide. In February 1998, the Company announced a new agreement with Roche Boehringer Mannheim Diagnostics whereby the Company's finished and packaged family planning products will be directly supplied to corporate and independent distributors. In mid-1998, the Company learned that its previous distribution agreement with Boehringer Mannheim Argentina to market certain of TCPI's diagnostic products in Latin America was cancelled due to its acquisition by Roche Holdings AG and the overlap of existing products. As a result, anticipated product sales were not realized.

Employees

         As of December 31, 1998, the Company employed 64 full-time employees, including 13 involved in research and development, 14 involved in administration, 29 in operations, and 8 in marketing and sales. During February 1999, the Company executed a planned restructuring of its operations. The Company presently has 50 full-time employees. The Company also hires part time employees to temporarily expand its capabilities for larger assembly and packaging projects. The Company has no collective bargaining or similar agreement with its employees, but does have employment agreements with its President, its vice president of finance and chief financial officer, and its vice president and general counsel. See "Note 7 to the accompanying Consolidated Financial Statements." Although management does not anticipate any difficulty in locating and engaging employees to meet the Company's expansion plans, there can be no assurance that the Company will be successful in doing so.

                                       17 of 61

Year 2000

         The Company, its division and operating subsidiaries, each are in the process of implementing a Year 2000 readiness program with the objective of having all significant business systems function properly with respect to the Year 2000 issue before January 1, 2000. Since 1997, the Company has added to its existing computer capabilities as well as installed new computer systems and programs to accommodate anticipated future growth of TCPI's business and internal operations. Due to the recent nature of any computer-related additions, as well as discussions with key vendors and customers, the Company believes the Year 2000 computer issue is not likely have a material impact on its business, operations or financial condition.

         Due to the general uncertainty with respect to the Year 2000 issue, however, there can be no assurance that all Year 2000 issues will be foreseen and corrected on a timely basis, or that no material disruption of the Company's business will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including power, communications, postal or transportation systems) necessary for the ordinary conduct of business. The Company will, however, continue to assess the risks presented by the Year 2000 problem and will develop contingency plans if and when such plans become necessary.

Governmental Regulation

         Overview. The development, manufacture and marketing of drug delivery systems and medical diagnostic products are subject to regulation by the FDA and other federal, state and local entities. These entities regulate, among other things, research and development activities and the testing, manufacturing, packaging, labeling, distribution, storage and marketing of the Company's products. Sales of the Company's products outside the United States are subject to regulatory requirements that vary widely from country to country.

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

         The second, more stringent approval process applies to a new product that is not substantially equivalent to an existing product. A premarket approval application ("PMA") will be required for this type of product. The steps required in the PMA process generally include: (i) preclinical studies;
(ii) clinical trials in compliance with testing protocols approved by an Institutional Review Board ("IRB") for the participating research institution;
(iii) data from clinical trials sufficient to establish safety and effectiveness of the device for its intended use; (iv) submission to the FDA of an application that contains, among other things, the results of clinical trials, a full description of the product and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling; and (v) review and approval of the PMA by the FDA before the device may be shipped or sold commercially. Finally, the manufacturing site for the product subject to either 510(k) or PMA clearance must operate using CGMP.

         A device requiring a PMA that has not been cleared for marketing in the United States, or one that is not substantially equivalent to a currently marketed device, may be exported to a foreign country for sale, subject to the laws of such foreign jurisdictions.

         Drug Delivery Products. The process required by the FDA before a drug delivery system may be marketed in the United States depends on whether the pharmaceutical compound has existing clearance for use in other dosage forms (e.g., oral solution, tablet). If the drug is a new chemical entity that has not been cleared, then the process includes: (i) preclinical laboratory and animal tests; (ii) the filing of an Investigational New Drug Application ("IND") with

                                       18 of 61
the FDA requesting authorization to conduct clinical trials; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of a New Drug Application ("NDA"); and (v) FDA review and clearance of the NDA. If the drug has been previously cleared, then the sponsor of a generic form of the same drug may obtain approval by submitting an ANDA that demonstrates that the two products are bioequivalent. In addition to the foregoing, the FDA requires proof that the drug delivery system delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic result.

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

Product Liability Insurance

         The Company's business exposes it to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of medical diagnostic and drug delivery products. Although the Company carries product liability insurance, there can be no assurance that claims exceeding the policy limit may not be made, potentially causing a material adverse effect on the Company.

Executive Officers of the Company

See Item 10 - "Directors and Executive Officers of the Registrant."


                                       19 of 61

Item 2.  PROPERTIES

         The Company leases approximately 40,000 square feet of space, including its corporate headquarters, general office, manufacturing, and warehouse space, in a building located at 3341 S.W. 15th Street, Pompano Beach, Florida 33069 as well as additional warehouse space in Pompano Beach, Florida. The present lease expires in 2003 and the Company currently pays approximately $26,000 per month in rent, including sales tax and maintenance fees. The rent is adjusted annually based upon changes in the U.S. Consumer Price Index. The lease also requires the Company to pay real estate taxes, insurance and certain costs for maintaining the premises. Management believes that suitable premises are readily available on acceptable terms should the present premises become unavailable for any reason.

         The Company also leases a 25,000 square foot transdermal drug delivery research and development facility in Menlo Park, California that includes office space, fully equipped laboratories and limited production capabilities. The Company currently pays approximately $31,000 per month in rent under the lease. This lease expires in June 1999 and the Company is presently evaluating its alternatives with respect to this facility.

Item 3.  LEGAL PROCEEDINGS

         The Company is subject to claims and suits arising in the ordinary course of business. Management believes, after consultation with counsel, that each of the allegations against the Company included in the lawsuits described herein is without merit and the Company is defending each of the allegations vigorously. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on the Company's results of operations or financial position.

         HIV Saliva Collector Technology. A lawsuit was brought against the Company in 1995 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (Joseph D'Angelo, Americare Transtech, Inc., Americare Biologicals, Inc. and International Medical Associates, Inc. v. Technical Chemicals & Products, Inc., Jack Aronowitz, Henry Schur, Analyte Diagnostics, Inc., John Faro and Nicholas Levandoski) related to saliva collector technology for an HIV diagnostic test.

         On December 30, 1998, a jury returned a verdict in this lawsuit finding that TCPI did not misappropriate the plaintiffs' trade secrets but found that Mr. Aronowitz had intentionally misappropriated such trade secrets and assessed damages of $500,000 against him, individually. Additionally, the jury found that both the Company and Mr. Aronowitz intentionally interfered with the plaintiffs' business relationships. The jury assessed approximately $328,000 in damages against TCPI in connection with this second claim but awarded no damages against Mr. Aronowitz, individually, in connection with that claim. Separately, the jury assessed more than $4.1 million in damages against the other unrelated corporate and individual defendants.

         On January 29, 1999, one day after receiving the final judgment TCPI and Mr. Aronowitz filed their appeal. This matter is presently pending before the Fourth Appellate District Court of Appeals in West Palm Beach, Florida. In the event that Mr. Aronowitz is ultimately required to pay damages to the plaintiffs, the Company will indemnify Mr. Aronowitz to the extent permitted by law.

         Non-Invasive Glucose Monitoring Technology. In November of 1997, a lawsuit was brought against the Company and Mr. Aronowitz in the United States District Court Southern District of Florida (Americare Diagnostics, Inc. and Joseph D'Angelo vs. Technical Chemicals and Products, Inc.) related to non-invasive glucose monitoring technology in which the plaintiffs alleged, among other things, patent infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion against the Company and its Chairman and Chief Executive Officer.

         The Company has pending against Americare Diagnostics and Mr. D'Angelo counter-claims for libel and slander related to TCPI's non-invasive glucose monitoring technology.

                                       20 of 61

         On September 23, 1998, the Company's motion to dismiss six of the nine counts of the patent infringement lawsuit was granted. The order dismissed all of the counts alleging misappropriation of trade secrets, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion. Prior to the court rendering its decision and order to dismiss, on September 8, 1998, the plaintiffs filed an amended Complaint which contained some of the same counts based on substantially the same facts as in the original Complaint. TCPI's motion to dismiss the amended Complaint is presently pending before the court.

         Shareholder Class Action. During November 1998 through January 1999, several lawsuits were filed in the United States District Court for the Southern District of Florida against the Company and its Chief Executive Officer on behalf of various shareholders of TCPI alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs have brought this action on behalf of all persons, other than defendants and other related or affiliated entities or persons, who purchased the common stock of the Company from November 27, 1995 through and including October 6, 1998. In general, plaintiffs allege that defendants made untrue statements of material facts necessary to make statements not misleading in the Company's public disclosure documents and in certain press releases, articles and reports. The disclosures relate primarily to the development, clinical testing and viability of the Company's TD Glucose Monitoring System. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorneys' fees. The Company believes these claims are without merit and is vigorously defending this matter.

         The Court has moved forward with the anticipated consolidation of the lawsuits and, on March 2, 1999, appointed two law firms as co-lead counsel and also appointed the lead plaintiffs. The Court also established a schedule for filing the consolidated amended complaint and anticipated subsequent motions. Plaintiffs will be filing an Amended and Consolidated Complaint.

         The Company does maintain Directors and Officer's Liability Insurance, however, there can be no assurances that such insurance coverage will be adequate to fund the costs of an award, if any, or attorneys' fees. In addition, as an officer and director of the Company, Mr. Aronowitz is indemnified by the Company to the fullest extent permitted under the Florida Business Corporation Act.

         Defamation on the Internet. On March 17, 1999, the Company filed a multi-count defamation lawsuit in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against 10 unknown "John Doe" individuals that have posted statements on the on-line message board maintained by the Internet service known as "Yahoo!" whereby such statements defamed the Company, its Chief Executive Officer and its Vice President of Investor Relations. The Company's investigation related to this matter is ongoing.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the submission of proxies or otherwise.

                                       21 of 61

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on The Nasdaq Stock Market(R) and traded on the Nasdaq National Market System under the symbol TCPI. The following table sets forth the range of high and low sale prices for the Common Stock for the periods indicated, as reported by Nasdaq.

                                                              Sale Prices
                                                              -----------

                                                         High            Low
                                                         ----            ---
       Fiscal Year 1997
       Quarter Ended March 31, 1997....................  $ 10.875     $  7.750
       Quarter Ended June 30, 1997.....................  $ 12.125     $  7.000
       Quarter Ended September 30, 1997................  $ 16.625     $  8.500
       Quarter Ended December 31, 1997.................  $ 19.375     $ 10.750

       Fiscal Year 1998
       Quarter Ended March 31, 1998....................  $ 13.750     $   8.000
       Quarter Ended June 30, 1998.....................  $ 10.875     $   7.500
       Quarter Ended September 30, 1998................  $  8.563     $   1.625
       Quarter Ended December 31, 1998.................  $  4.500     $   1.375

       Fiscal Year 1999
       Quarter Ended March 31, 1999 (to March 25, 1999.  $  2.250     $   1.063

----------------------------
         There are presently approximately 188 holders of record of the Company's Common Stock. In addition, the Company estimates there are approximately 4,350 beneficial owners of its Common Stock. The Company has not paid cash dividends in the past.

                                       22 of 61

Item 6.           SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data for the years ended December 31, 1998, 1997 and 1996, respectively, and the balance sheet data at December 31, 1998, and 1997, respectively, are derived from the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those consolidated financial statements and the notes thereto.

Statement of Operations Data:
(Amounts in thousands, except share data)
                                                                                      DECEMBER 31,
                                                          -----------------------------------------------------------------
                                                             1998         1997         1996         1995          1994
                                                             ----         ----         ----         ----          ----
Net product sales.....................................    $    5,442    $   6,194    $   5,568     $   4,188    $   3,013
Gross profit..........................................         2,388        2,777        1,862           936        1,037
Research and development contract revenue.............           585          423        1,280             -            -
Operating expenses:
   Selling, general and administrative................         8,809        6,575        4,079         1,807          666
   Research and development...........................         2,787        2,726        1,767           435           73
   Depreciation and amortization......................         1,860        1,742        1,670           219           22
(Loss) income from operations.........................       (10,483)      (7,843)      (4,374)       (1,525)         276
(Loss) income before income tax benefit...............        (9,827)      (7,126)      (4,053)       (1,433)         245
Income tax benefit (expense)(1).......................             -        2,637        1,503           220          (89)
Net (loss) income(1)..................................        (9,827)      (4,489)      (2,550)       (1,274)         156
Accrued preferred redemption accretion
and dividends.........................................         1,030            -            -            -             -
(Loss) earnings attributed to common stock(1).........       (10,857)      (4,489)      (2,550)       (1,244)         156
Net (loss) earnings per common share-
Basic and Dilutive(1).................................    $    (1.09)  $     (.45)  $     (.27)  $      (.18) $       .04
Weighted average number of common shares outstanding..     9,996,951    9,992,066    9,290,476    7,069,507     4,295,116


Balance Sheet Data:
(Amounts in thousands)
                                                                                      DECEMBER 31,
                                                          -----------------------------------------------------------------
                                                             1998         1997         1996         1995          1994
                                                             ----         ----         ----         ----          ----
Cash, cash equivalents and investments...............     $  10,255     $  7,337   $   13,300   $    1,777   $       219
Working capital......................................        14,743        9,401       15,348       (2,979)            2
Total assets.........................................        36,369       33,597       37,526       22,610         1,754
Total current liabilities............................           713        2,069        1,660        6,452         1,222
Total stockholders' equity...........................        35,487       31,358       35,694       16,154           533

--------------------------
Notes:
     (1) For the year ended December 31, 1994, and the period from January 1, 1995 to February 1, 1995, the Company was operated as an S Corporation under the applicable provisions of the Internal Revenue Code, and accordingly, the Company's taxable income was taxed directly at the shareholder level. The net income and earnings per common share amounts for the years ended December 31, 1995 and 1994 assume that the Company was subject to federal and state income taxes and taxed as a C Corporation in each of these two years at the tax rates in effect for these periods.

                                       23 of 61

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

         Technical Chemicals and Products, Inc. (the "Company" or "TCPI") is in the final stages of completing a transition towards becoming an integrated designer, developer, manufacturer and global marketer of a wide range of point-of-care medical diagnostic products for use at home, in physician offices, and other healthcare locations which are distributed through domestic and international channels. In addition, the Company's Pharmetrix Division is also involved in the research, development and commercialization of transdermal and dermal drug delivery technologies and skin permeation enhancers. TCPI also manufactures high purity specialty biochemicals. TCPI was formerly a developmental company that manufactured and sold a narrow range of medical diagnostic products and specialty chemicals on an Original Equipment Manufacture ("OEM") basis.

         During the past 29 years, TCPI or its founder have developed more than 330 medical diagnostic and pharmaceutical products which have received marketing clearance by the United States Food and Drug Administration (the "FDA"). Many of the currently marketed products incorporate the Company's patented and proprietary membrane-based technology platform, as do those in various stages of development and regulatory approvals. TCPI presently holds 26 U.S. and foreign patents, and has 23 domestic and foreign patent applications pending.

         TCPI is currently scaling-up to manufacture and market in the U.S. and internationally more than 47 diagnostic tests which utilize the Company's patented membrane-based technology, 29 of which have received 510(k) clearance from the FDA. In addition, the Company has more than 20 other diagnostic and transdermal drug delivery products in various stages of development and regulatory approval in the United States and/or various foreign countries.

         Foremost in TCPI's product portfolio are its non-invasive TD GlucoseTM Monitoring System (the "TD Glucose Monitoring System") for diabetics, its new Total and HDL (good) cholesterol monitoring products, and its HealthCheck(R) and private-label brands of over-the-counter diagnostic tests and screens for at-home use by consumers. At present, the Company's portfolio of diagnostic products includes tests and screening kits for cholesterol monitoring, pregnancy, ovulation timing, glucose, urinary tract infection, kidney and bladder infection, skin cancer, deteriorating vision, infectious diseases, drugs of abuse, cardiac markers and certain types of cancer. TCPI's portfolio of transdermal drug delivery technology focuses on smoking addiction, hormone replacement therapy, cardiovascular disease and other areas.

         The Company's products are distributed worldwide under both OEM marketing relationships with multinational pharmaceutical and diagnostic companies, and are also available to consumers on an over-the-counter basis under TCPI's proprietary HealthCheck and private-label brands. In the OEM sector, most of TCPI's tests for pregnancy and fertility are sold through corporate Roche Boehringer Mannheim Diagnostics distributors as well as independent distributors around the world. In January 1999, TCPI opened its international sales and marketing office in Milan, Italy to focus on expanding distribution of the Company's core diagnostic products in Europe, Asia, Africa, the Middle East and Latin America. International expansion of the Company's OEM family planning and HealthCheck diagnostic testing and screening products is ongoing. Product sales and/or registration has begun in Argentina, Australia, Austria, Bangladesh, Canada, Chile, China, Cyprus, Denmark, Egypt, Germany, Hong Kong, Macao, Malaysia, Netherlands, Norway, Oman, Philippines, Portugal, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Tunisia, and Turkey. TCPI's HealthCheck and private-label products are marketed directly and indirectly to pharmacies, supermarkets and mass merchandise retail stores, as well as leading drug wholesale distributors. The Company private labels its family planning products for approximately 20 leading drug, discount and supermarket chains and catalog retailers.

                                       24 of 61

         On July 27, 1998, the Company formed Technical Electronics Corporation, a Joint Venture between TCPI and privately held Micro Weiss Electronics of Babylon, New York in which TCPI holds an 80% equity ownership in the joint venture with Micro Weiss Electronics holding the remaining 20%. The Company retains all rights, title, and interest, including patent rights, to the technology for its meter devices. Technical Electronics Corporation will develop and manufacture electronic measuring devices for TCPI's non-invasive TD Glucose Monitoring System, Total and HDL cholesterol testing meter, and other diagnostic monitoring products being developed by TCPI.





                                       25 of 61

Results of Operations

         Due to the timing of the FDA clearance process and the expenses incurred in the manufacturing scale-up for the Company's products, the Company's results of operations vary from period to period.

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
         ---------------------------------------------------------------------

         Product Sales. The Company's net product sales for 1998 decreased by 12% to $5.4 million from $6.2 million in 1997. The Company experienced higher year-over-year product sales from its HealthCheck at-home diagnostic tests and screening products as well as higher sales of its diagnostic products for infectious diseases and drug of abuse, as well as several other similar testing products. However, this gain was offset by a decline in international sales of the Company's OEM family planning products due principally to the acquisition of TCPI's primary customer by another major pharmaceutical company and its delayed impact on marketing relationships with independent distributors worldwide. This acquisition also served to cancel the marketing and distribution agreement for certain of the Company's diagnostic tests in Latin America which resulted in anticipated product sales not being realized. During the current year, to date international sales of the Company's OEM family planning products are substantially higher than the comparable period of 1998.

         Gross Profit. The Company's gross profit on product sales declined to $2.4 million in 1998 from $2.8 million in 1997. Gross profit as a percent of net sales moved slightly lower to 44% in 1998 from 45% in 1997. The minor decrease was principally due to a change in product mix despite the advances made in the ongoing marketing of HealthCheck and other diagnostic testing products. In addition, the Company continued to increase its in-house manufacturing capabilities in anticipation of scale-up for both new and existing diagnostic products.

         Selling, General and Administrative. Selling general and administrative (SG&A) expenses increased substantially in 1998 as compared to 1997. This increase was primarily due to the ongoing implementation of sales and marketing programs related to the HealthCheck product line and future introduction of various new products. The Company also hired additional operating personnel for the scale-up of in-house manufacturing in anticipation of new diagnostic products and also expanded its manufacturing facilities in Pompano Beach, Florida to approximately 40,000 square feet. The Company's SG&A expenses, increased by approximately 33% to $8.8 million in 1998 from $6.6 million in 1997.

         Research and Development. While the Company continued to advance its diagnostic testing products and transdermal drug delivery technologies through the various stages of development and clinical trials towards commercialization, TCPI held its expenses associated with ongoing R&D activities relatively constant from the prior year at $2.8 million in 1998 as compared to $2.7 million in 1997.

         Net Loss. The Company posted a pre-tax net loss in 1998 of $9.8 million, which increased from a pre-tax net loss in 1997 of $7.1 million primarily due to higher than planned operating expenses related to the scale-up of manufacturing, research and development, and facility expansion which combined with lower than anticipated product sales. The Company had a net loss attributable to common stock of $10.9 million in 1998 as compared to a net loss attributable to common stock of $4.5 million in 1997. This difference was largely impacted by the above expenses with the non-cash income tax benefit of $2.6 million recorded in 1997 but not in 1998 as well as the accrued dividend and accretion to redemption value of $1 million related to the issuance of preferred stock in 1998.

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
         ---------------------------------------------------------------------

         Product Sales. The Company's net product sales increased by 11% to $6.2 million in 1997 from $5.6 million in 1996. This increase resulted principally from the successful launch of the Company's HealthCheck at-home diagnostic tests and screening products as well as higher sales of its private label and OEM family planning products. Also contributing to this growth were sales of TCPI's new diagnostic products for infectious diseases and drugs of abuse, as well as several other products.

                                       26 of 61

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

Financial Condition

         The Company had cash, cash equivalents and investments available for sale of $10.3 million at December 31, 1998, as compared to $7.3 million at December 31, 1997. The increase is due primarily to proceeds from the Company's sale to a single institutional investor of 15,000 shares of the Company's Series A Convertible Preferred Stock during the second quarter of 1998. See Note 10 to the Consolidated Financial Statements. Working capital at December 31, 1998 was $14.7 million, as compared to $9.4 million at December 31, 1997. The Company had current assets of $15.5 million and stockholders' equity of $35.5 million at December 31, 1998. This compares to current assets of $11.5 million and stockholders' equity of $31.4 million a year earlier. These increases are due primarily to the preferred stock transaction described above.

         The Company expects to continue to draw upon its working capital to purchase production equipment, complete clinical trials and regulatory submissions relating to the TD Glucose Monitoring System and Total and HDL cholesterol monitoring products, engage in research and development related to transdermal drug delivery technology, develop new diagnostic products, conduct clinical trials, continue its investment in marketing and facility expansion, and continue its day-to-day business. In addition, on July 28, 1998, TCPI's Board of Directors authorized a stock repurchase program to buy-back up to 10 percent of the Company's outstanding common stock. Purchases of common stock by the Company may be made from time-to-time in the open market and/or through privately negotiated transactions at prevailing market prices depending on market conditions. To date, the Company has repurchased 87,961 shares. The funds used for any such purchase will come from the Company's working capital.

                                       27 of 61

Liquidity and Capital Resources

         Throughout 1998 and into 1999, the Company has continued to sustain operating losses which have resulted in the use of its cash reserves. TCPI's future long-term capital expenditure requirements and its ability to ultimately return to profitability will depend on the following factors: (i) the time required to obtain regulatory approvals; (ii) the progress of the Company's research and development program; (iii) the ability of the Company to develop additional marketing and distribution alliances, and (iv) the Company's ability to develop and obtain regulatory approval to market new and improved products. The Company anticipates that it will continue to incur net losses until such time, if any, as the Company is able to generate sufficient revenues from product sales to sustain its operations and cover expenses related to its growth. There is no assurance that the Company will generate sufficient cash to fund operations and the necessary cash requirements thereof. The Company continues to seek additional financing, however, there can be no assurance that the Company will be able to fund all of its cash requirements and operating losses or that any additional financing will be available to the Company on acceptable terms or at all.

         The Company anticipates that net proceeds of the preferred stock financing will be used primarily to establish manufacturing capabilities for the various electronic meters used with TCPI's non-invasive TD Glucose Monitoring System, its Total and HDL cholesterol testing meter, and other future applications for the Company's diagnostic products; as well as purchase equipment and secure a facility for the manufacture of the TD Glucose Patches; and for working capital and general corporate purposes.

         The Company's future working capital and capital expenditure requirements may vary materially from those now planned depending on numerous factors, including additional manufacturing scale-up costs for the Company's current and future products, possible future acquisitions, the focus and direction of the Company's research and development programs, competitive and technological advances, future strategic alliances and relationships with marketing partners, the FDA regulatory process, the regulatory process in foreign countries, and the Company's marketing and distribution strategy. If the Company's growth exceeds its plans, additional working capital may be needed.

         Management believes that, during 1998, the impact of inflation and risks associated with international currency fluctuations were immaterial to the Company's results of operations. Management further believes that the Company is not exposed to significant market risk because of the short-term nature and the liquidity of its financial instruments. In addition, management believes the Year 2000 computer issue is not likely have a material impact on the Company's business, operations or financial condition.

Year 2000

         The Company, its division and operating subsidiaries, each are in the process of implementing a Year 2000 readiness program with the objective of having all significant business systems function properly with respect to the Year 2000 issue before January 1, 2000. Since 1997, the Company has added to its existing computer capabilities as well as installed new computer systems and programs to accommodate anticipated future growth of TCPI's business and internal operations. Due to the recent nature of any computer-related additions, as well as discussions with key vendors and customers, the Company believes the Year 2000 computer issue is not likely have a material impact on its business, operations or financial condition.

         Due to the general uncertainty with respect to the Year 2000 issue, however, there can be no assurance that all Year 2000 issues will be foreseen and corrected on a timely basis, or that no material disruption of the Company's business will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including power, communications, postal or transportation systems) necessary for the ordinary conduct of business. The Company will, however, continue to assess the risks presented by the Year 2000 problem and will develop contingency plans if and when such plans become necessary.

                                      28 of 61

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements and supplementary data for the Company are attached and incorporated into Item 7.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

             Technical Chemicals and Products, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                December 31, 1998




                                    Contents

Report of Independent Certified Public Accountants...........................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets..................................................F-3
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Stockholders' Equity..............................F-5
Consolidated Statements of Cash Flows........................................F-7
Notes to Consolidated Financial Statements...................................F-8



                                      F-1
                                    29 of 61

               Report of Independent Certified Public Accountants


Board of Directors
Technical Chemicals and Products, Inc.

We have audited the accompanying consolidated balance sheets of Technical Chemicals and Products, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Chemicals and Products, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /S/ERNST & YOUNG LLP


Miami, Florida
March 3, 1999


                                       F-2
                                    30 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands, except share data)

                                                                                            December 31
                                                                                      1998              1997
                                                                                ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                           $  5,207        $  3,316
   Investments                                                                            5,048           4,021
   Accounts receivable, net                                                               1,605           2,055
   Inventory                                                                              2,550           1,852
   Due from related party                                                                   836               -
   Other                                                                                    210             226
                                                                                ------------------------------------
Total current assets                                                                     15,456          11,470
Property and equipment, net                                                               2,503           2,831
Patents and trademarks, net                                                              12,190          12,912
Goodwill, net                                                                             1,979           2,151
Deferred tax asset, net                                                                   4,140           4,140
Other assets                                                                                101              93
                                                                                ------------------------------------
Total assets                                                                           $ 36,369        $ 33,597
                                                                                ====================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                    $   390         $  1,729
   Accrued expenses                                                                        323              340
                                                                                ------------------------------------
Total current liabilities                                                                  713            2,069
Other liabilities                                                                          169              170
Stockholders' equity:
   Preferred stock, $.001 par value:
     authorized shares--25,000,000;
     14,700 shares of Series A 6% cumulative
       convertible issued and outstanding--
       liquidation value of $15,249,000                                                 13,131                -
   Common stock, $.001 par value:
     authorized shares--100,000,000;
     Issued and outstanding
       shares--10,006,316
       in 1998 and 10,015,036 in 1997                                                       10               10
   Additional paid-in capital                                                           40,697           39,807
   Accumulated deficit                                                                 (18,351)          (8,459)
                                                                                ------------------------------------
Total stockholders' equity                                                              35,487           31,358
                                                                                ------------------------------------
Total liabilities and stockholders' equity                                             $36,369          $33,597
                                                                                ====================================

See accompanying notes.
                                       F-3
                                    31 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (Amounts in thousands, except share data)

                                                                                Year ended December 31
                                                                        1998              1997             1996
                                                                 ------------------------------------------------------
Net sales                                                          $       5,442       $     6,194     $       5,568
Cost of sales                                                              3,054             3,417             3,706
                                                                 ------------------------------------------------------
Gross profit                                                               2,388             2,777             1,862

Research and development contract revenue                                    585               423             1,280

Operating expenses:
   Selling, general and administrative                                     8,809             6,575             4,079
   Research and development                                                2,787             2,726             1,767
   Depreciation and amortization                                           1,860             1,742             1,670
                                                                 ------------------------------------------------------
                                                                          13,456            11,043             7,516
                                                                 ------------------------------------------------------
Loss from operations                                                     (10,483)           (7,843)           (4,374)

Other income (expense):
   Interest income                                                           672               731               529
   Interest expense                                                          (16)              (14)             (208)
                                                                 ------------------------------------------------------
Loss before income tax benefit                                            (9,827)           (7,126)           (4,053)
Income tax benefit                                                             -             2,637             1,503
                                                                 ------------------------------------------------------
Net loss                                                                  (9,827)           (4,489)           (2,550)

Accrued dividends and accretion to
   redemption value of convertible
   preferred stock                                                        (1,030)                -                 -
                                                                 ------------------------------------------------------
Net loss attributable to common stockholders                        $    (10,857)    $      (4,489)   $       (2,550)
                                                                 ======================================================

Basic and diluted net loss per common share                         $      (1.09)    $        (.45)   $         (.27)
                                                                 ======================================================

Weighted average number of common shares outstanding                   9,996,951         9,992,066         9,290,476
                                                                 ======================================================

See accompanying notes.

                                      F-4
                                    32 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                    (Amounts in thousands, except share data)

                                        Preferred Stock              Common Stock
                                  -------------------------------------------------------- Additional
                                    Number of                  Number of                    Paid-In      Accumulated
                                      Shares       Amount        Shares        Amount       Capital        Deficit        Total
                                  --------------------------------------------------------------------------------------------------
Balance at January 1, 1996                 -         $  -       8,117,880        $ 8         $ 17,583     $ (1, 438)     $ 16,153
   Comprehensive loss:
   Net loss                                -            -               -          -                -        (2,550)       (2,550)
     Other comprehensive
       income, net of tax
     Unrealized gains on
       investments, net                    -            -               -          -                -            64            64
                                                                                                                      --------------
   Comprehensive loss                      -            -               -          -                -             -        (2,486)
                                                                                                                      --------------
   Shares issued, net of
     costs of $1,103                       -            -       1,600,000          2           21,225             -        21,227
   Shares issued upon
     exercise of options and
     warrants                              -            -         190,754          -              380             -           380
   Shares issued in
     connection with
     acquisition of
     Health-Mark                           -            -          15,000          -              195             -           195
   Shares issued in lieu of
     rent                                  -            -          15,000          -              225             -           225
                                  --------------------------------------------------------------------------------------------------
Balance at December 31, 1996               -            -       9,938,634         10           39,608        (3,924)       35,694
   Comprehensive loss:
   Net loss                                -            -               -          -                -        (4,489)       (4,489)
     Other comprehensive
       loss, net of tax
     Unrealized losses on
       investments, net                    -            -               -          -                -           (46)          (46)
                                                                                                                      --------------
   Comprehensive loss                      -            -               -          -                -             -        (4,535)
                                                                                                                      --------------
   Shares issued upon
     exercise of warrants                  -            -          76,402          -              199             -           199
                                  --------------------------------------------------------------------------------------------------
Balance at December 31, 1997               -            -      10,015,036         10           39,807        (8,459)       31,358
   Comprehensive loss:
   Net loss                                -            -               -          -                -        (9,827)       (9,827)
     Other comprehensive
       loss, net of tax
     Unrealized losses on
       investments, net                    -            -               -          -                -           (65)          (65)
                                                                                                                      --------------
   Comprehensive loss                      -            -               -          -                -             -        (9,892)
                                                                                                                      --------------

                            (continued on next page)
                                       F-5
                                    33 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries
           Consolidated Statements of Stockholders' Equity (continued)
                    (Amounts in thousands, except share data)

                                          Preferred Stock              Common Stock
                                    -------------------------------------------------------- Additional
                                      Number of                  Number of                    Paid-In      Accumulated
                                        Shares       Amount        Shares        Amount       Capital        Deficit        Total
                                    ------------------------------------------------------------------------------------------------
   Issuance of Series A
     preferred stock, net of
     issuance costs of $640             15,000      $  12,409            -      $   -        $     1,091      $       -    $ 13,500
   Issuance of 150,000
     warrants with Series A
     preferred stock                         -              -            -          -                860              -         860
   Accrued dividends on
     Series A preferred stock
                                             -            557            -          -               (557)             -           -
   Accretion to redemption
     value of Series A
     preferred stock                         -            473            -          -               (473)             -           -
   Purchase of common stock
                                             -              -      (87,961)         -               (339)             -        (339)
   Conversion of preferred
     stock to common stock
                                          (300)          (308)      79,241          -                308              -           -
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 1998            14,700      $  13,131   10,006,316       $ 10        $    40,697      $ (18,351)   $ 35,487
                                    ================================================================================================

See accompanying notes.
                                       F-6
                                    34 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Amounts in Thousands)

                                                                             Year ended December 31
                                                                    1998             1997               1996
                                                              ------------------------------------------------------
Operating activities
Net loss                                                            $ (9,827)          $(4,489)         $(2,550)
Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation                                                        484               399              354
     Amortization                                                      1,376             1,343            1,316
     Deferred income taxes                                                 -            (2,637)          (1,503)
     Changes in operating assets and liabilities:
       Accounts receivable                                               450               123           (1,339)
       Inventory                                                        (698)             (812)            (491)
       Due from related party                                           (836)                -                -
       Other current assets                                               16               264               94
       Accounts payable and accrued expenses                          (1,356)              409              472
                                                              ------------------------------------------------------
Net cash used by operating activities                                (10,391)           (5,400)          (3,647)

Investing activities
Purchase of property and equipment                                      (344)             (697)          (1,273)
(Increase) decrease in other assets                                       (9)               (4)              45
Purchase of investments                                               (5,080)           (2,000)         (11,618)
Proceeds from sale of investments                                      3,988             9,626            1,100
Investment in patents and intangible assets                             (294)              (15)              (9)
                                                              ------------------------------------------------------
Net cash (used in) provided by investing activities                   (1,739)            6,910          (11,755)

Financing activities
Net proceeds from issuance of common stock                                 -                 -            21,227
Net proceeds from issuance of preferred stock                         14,360                 -                 -
Proceeds from stock options or warrants exercised                          -               199               380
Repayment of notes                                                         -                 -            (5,189)
Repayment of notes payable to related parties                              -                 -               (75)
Purchase of common stock                                                (339)                -                 -
                                                              ------------------------------------------------------
Net cash provided by financing activities                             14,021               199            16,343
                                                              ------------------------------------------------------
Net increase in cash and cash equivalents                              1,891             1,709               941
Cash and cash equivalents at beginning of year                         3,316             1,607               666
                                                              ------------------------------------------------------
Cash and cash equivalents at end of year                            $  5,207           $ 3,316          $  1,607
                                                              ======================================================

Supplemental disclosure of cash activities
Cash paid during the year for interest                              $     16           $    14          $    208
                                                              ======================================================

See accompanying notes.

                                       F-7
                                    35 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 1998

1. Organization

Operations

Technical Chemicals and Products, Inc. and subsidiaries (the Company) is principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and other point of care locations throughout the world. The Company's medical diagnostic products employ its patented and proprietary membrane-based technology. In addition to its ongoing diagnostics business, the Company is involved in the research, development and commercialization of transdermal and mucosal drug delivery systems and skin permeation enhancers.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include Health-Mark Diagnostic, L.L.C. (Health-Mark) and Health Test, Inc., which are both wholly-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Investments

Investments are carried at fair market value based on quoted market prices, with resulting unrealized holding gains and losses reported as a separate component of other comprehensive income or loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in other operating income. Interest and dividends on investments are included in interest income. The cost of investments sold is based on the specific identification method.

Inventory

Inventory, consisting of raw materials, work in process and finished goods, is valued at the lower of cost (computed on the first-in, first-out method) or market.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. The cost of maintenance and repairs is charged to operations as incurred. Routine maintenance and repairs which do not extend the life of the assets are charged to expense as incurred and major renovations or improvements are capitalized.
                                       F-8
                                    36 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Intangible Assets

Purchased patents and trademarks are amortized using the straight-line method over a composite life of 15 years based on the shorter of their legal life or estimated useful life of the individual patents and trademarks, which range from 11 to 17 years. Goodwill is amortized using the straight-line method over 15 years. The Company periodically reviews its intangible assets to assess recoverability and a charge will be recognized in the consolidated statement of operations if a permanent impairment is determined to have occurred. Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, would be measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be affected if estimated future operating cash flows are not achieved. The Company does not believe that any impairment has occurred as of December 31, 1998, 1997 and 1996.

Revenue Recognition

Revenues are recognized when a product is shipped. Product returns are permitted only in limited circumstances and are estimated and reflected as adjustments to current period sales.

Research and development contract revenue is recognized when earned in accordance with the provisions and milestone arrangements provided in contractual arrangements.

Research and Development Costs

Research and development costs are expensed as incurred. Payments received for research and development arrangements are recognized as research and development contract revenue when earned.

Advertising Costs

Advertising costs included in selling, general and administrative expense are expensed as incurred, and totaled approximately $521,000, $449,000, and $21,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

The Company may also grant warrants for a fixed number of shares to independent consultants and contractors primarily with an exercise price equal to the fair market value of the shares on the date of grant. The Company accounts for these warrant grants using the fair value method of Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The fair value of these warrants is estimated at the date of grant using a warrant pricing model and recognized as an expense.

                                      F-9
                                    37 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


2. Summary of Significant Accounting Policies (continued)

Dividends and Net Loss Per Common Share

Basic and diluted net loss per common share is calculated using the weighted average number of common shares outstanding during the respective periods. Potential common stock relating to options, warrants and convertible preferred stock is not included in the computation of diluted net loss per common share in 1998, 1997 and 1996 as its effect is antidilutive. In 1998, net loss per common share reflects the effect of accrued dividends related to the Series A convertible preferred stock and accretion to the redemption value of the Series A convertible preferred stock.

Recent Pronouncements

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income or loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years after June 15, 1999. The Company will implement the provisions of SFAS No. 133 during 1999. As of December 31, 1998, the Company is not party to any derivative instruments and therefore management believes the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

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


                                      F-10
                                    38 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

4. Details of Balance Sheet

Details of selected balance sheet accounts at December 31 are as follows (in thousands):

                                                                               1998              1997
                                                                       ------------------------------------
         Accounts receivable
            Accounts receivable                                                $1,680           $2,073
            Allowance for doubtful accounts                                       (75)             (18)
                                                                       ------------------------------------
                                                                               $1,605           $2,055
                                                                       ====================================
         Inventories
            Raw materials and supplies                                         $1,828           $1,144
            Work in process                                                       234              185
            Finished goods                                                        488              523
                                                                       ------------------------------------
                                                                               $2,550           $1,852
                                                                       ====================================
         Property and equipment
            Furniture, fixtures and equipment                                  $3,191           $2,849
            Real property                                                         217              217
            Leasehold improvements                                                907              904
                                                                       ------------------------------------
                                                                                4,315            3,970
            Accumulated depreciation                                           (1,812)          (1,139)
                                                                       ------------------------------------
                                                                               $2,503           $2,831
                                                                       ====================================
         Patents and trademarks
            Patents and trademarks                                            $15,317          $15,025
            Accumulated amortization                                           (3,127)          (2,113)
                                                                       ------------------------------------
                                                                              $12,190          $12,912
                                                                       ====================================
         Goodwill
            Goodwill                                                         $  2,494         $  2,494
            Accumulated amortization                                             (515)            (343)
                                                                       ------------------------------------
                                                                             $  1,979         $  2,151
                                                                       ====================================

5. Investments

Investments consist of the following (in thousands):

                                                                           Gross
                                                                        Unrealized              Fair
                                                            Cost       Gains (Losses)           Value
                                                     ------------------------------------------------------
         December 31, 1998
         U.S. Corporate bonds                                $3,973           $(36)             $3,937
         U.S. Government agency bond                          1,107              4               1,111
                                                     ------------------------------------------------------
                                                             $5,080           $(32)             $5,048
                                                     ======================================================
         December 31, 1997
         U.S. Government agency bonds                        $2,998           $ 19              $3,017
         U.S. Corporate bond                                    990             14               1,004
                                                     ------------------------------------------------------
                                                             $3,988           $ 33              $4,021
                                                     ======================================================

                                      F-11
                                    39 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

5. Investments (continued)

The contractual maturity of investments at December 31, 1998, is as follows (in thousands):

                                                                                               Fair
                                                                             Cost             Value
                                                                       ------------------------------------
         Due within one year                                                   $3,973           $3,937
         Due between one year and five years                                    1,107            1,111
                                                                       ------------------------------------
                                                                               $5,080           $5,048
                                                                       ====================================

6. Income Taxes

Historical

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax benefit for the years ended December 31 are as follows (in thousands):

                                                            1998              1997            1996
                                                      --------------------------------------------------
         Current                                             $ -             $     -         $     -
         Deferred                                              -              (2,637)         (1,503)
                                                      --------------------------------------------------
         Total                                               $ -             $(2,637)        $(1,503)
                                                      ==================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of December 31 are as follows (in thousands):

                                                                               1998              1997
                                                                       ------------------------------------
         Net operating losses                                                  $8,462           $4,800
         Depreciation and amortization                                            (44)             (79)
         Other                                                                     71               (8)
                                                                       ------------------------------------
         Net deferred tax assets                                                8,489            4,713
         Valuation allowance                                                   (4,349)            (573)
                                                                       ------------------------------------
         Net deferred taxes                                                    $4,140           $4,140
                                                                       ====================================

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, including tax planning strategies that are prudent and feasible that the Company would implement, management has determined that a valuation allowance of approximately $4,349,000 and $573,000 at December 31, 1998 and 1997, respectively, is necessary to reduce the


                                      F-12
                                    40 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (continued)

Historical (continued)

deferred tax assets to the amount that will more likely than not be realized. At December 31, 1998, the Company has available net operating loss carryforwards of approximately $12,562,000 relating to years prior to 1998, which expire in the years 2010 through 2012, and a net operating loss carryforward of approximately $9,583,000 relating to the year ended December 31, 1998 which expires in year 2018.

The reconciliation of the expected income tax expense for the years ended December 31 computed on loss before income taxes at federal statutory rates is as follows:

                                                             1998              1997               1996
                                                       --------------------------------------------------------
         Tax at federal statutory rate                      (34.0)%           (34.0)%            (34.0)%
         State and local income taxes, net of federal
            tax benefit                                      (4.2)             (4.1)              (4.2)
         Nondeductible items                                   .2                .1                 .4
         Change in valuation allowance                       38.4                 -                  -
         Other                                                (.4)              1.0                 .8
                                                       --------------------------------------------------------
         Total                                                  - %           (37.0)%            (37.0)%
                                                       ========================================================

The Company and its founding major stockholder (Major Stockholder) are parties to an exclusive, worldwide license agreement dated January 31, 1996 (License Agreement) under which the Company has the right to manufacture, promote, market and sell all medical, pharmaceutical and health care products and devices created by the Major Stockholder on or before the date of the License Agreement (Technology). The License Agreement is for a term of twenty years with automatic renewals and requires annual fees equal to the greater of (i) 3% of net collected sales revenues from products based upon the Technology or (ii) $10,000, with an aggregate maximum limitation of $10,000,000. The License Agreement replaces an earlier license agreement with similar provisions. During 1998, 1997 and 1996, the Major Stockholder earned approximately $161,000, $148,000 and $114,000, respectively, pursuant to the License Agreement. During 1998, the Company advanced the Major Stockholder $250,000 under the License Agreement, of which $89,000 in License Agreement advances are included in due from related party in the balance sheet at December 31, 1998 because such amounts have not been earned. No such advances were made in 1997 or 1996.

During August 1998, the Company's outside directors unanimously approved the Company's guarantee for a period of up to 90 days of $750,000 of the collateral obligations of the Major Stockholder's family limited partnership (Partnership) to a brokerage house. Under the terms of the Company's agreement with the Partnership, the brokerage house called on the Company's guarantee, the Partnership then executed and delivered to the Company a promissory note personally guaranteed by the Major Stockholder in an amount equal to the amount of the guarantee. The note is a six month note payable on demand and bears interest at the rate of interest charged by the brokerage house (7 3/4 % at December 31, 1998). In February 1999, accrued interest was paid and the note was extended an additional three months. The balance of funds advanced under the note is approximately $747,000 at December 31, 1998 and is included in due from related party in the balance sheet based on the Company's understanding that such amounts will be repaid during 1999.

                                      F-13
                                    41 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

7. Related Party Transactions

The Company and the Major Stockholder entered into an employment agreement effective October 9, 1998, amending an employment agreement dated September 27, 1996, under which the Major Stockholder serves as president of the Company. The terms provide for a salary of approximately $160,000 per year (with per year raises equal to the greater of 5% or a cost of living adjustment as defined in the agreement) as annual base compensation, plus an annual bonus equal to at least 5% of the consolidated pretax income of the Company. During 1998, 1997 and 1996, the Major Stockholder received salaries of approximately $158,000, $152,000, and $145,000, respectively.

In connection with the amendment of the employment agreement described above, the provisions of the agreement defining events constituting a change in control were modified.

In connection with a previous amendment of the employment agreement, the Company issued its Major Stockholder an option to purchase 500,000 shares of common stock at an exercise price of $15 per share.

8. Significant Customer

The Company has had a non-exclusive worldwide marketing and distribution agreement with Boehringer Mannheim Italia for its family planning diagnostic products since 1992. Following the acquisition of Boehringer Mannheim by Roche Holdings AG, the Company established a new agreement during 1998 with Roche Boehringer Mannheim Diagnostics whereby the Company directly supplies it's finished and packaged family planning products to both corporate Roche Boehringer Mannheim Diagnostics distributors and independent distributors around the world.

A significant part of the Company's business was dependent upon this European customer. During the years ended December 31, 1998, 1997 and 1996, this customer accounted for approximately 33%, 50% and 56% of sales, respectively. As of December 31, 1998 and 1997, accounts receivable from this customer were approximately $630,000 and $1,265,000, respectively.

During the year ended December 31, 1998, a significant portion of the Company's business was dependent on one North American customer, CVS Distribution, Inc. During the year ended December 31, 1998, this company accounted for approximately 24% of sales. As of December 31, 1998, accounts receivable from this customer were approximately $160,000.

9. Commitments and Contingencies

Leases

The Company leases its operating facilities under operating leases expiring in June 1999 and October 2003. Rent expense under operating leases for the years ended December 31, 1998, 1997 and 1996 was approximately $660,000, $618,000 and $582,000, respectively.

                                      F-14
                                    42 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

9. Commitments and Contingencies (continued)

Leases (continued)

At December 31, 1998, future minimum rentals, subject to cost-of-living adjustments, are approximately as follows (in thousands):

         1999                                      $   483
         2000                                          282
         2001                                          282
         2002                                          282
         2003                                          236
                                              -----------------
                                                    $1,565
                                              =================

Litigation

In December 1998, a jury returned a verdict against the Company, the Major Stockholder, and other unrelated corporate and individual defendants (the Lawsuit). In its verdict, the jury found that the Major Stockholder had misappropriated trade secrets and awarded damages of $500,000 against the Major Stockholder, individually. Additionally, the jury found that both the Company and the Major Stockholder intentionally interfered with the plaintiffs' business relationships. The jury awarded approximately $328,000 in damages against the Company in connection with the second claim, but awarded no damages against the Major Stockholder, individually, in connection with that claim. In January 1999, a judgment against the Company and the Major Stockholder was entered by the trial court in accordance with the verdict.

In January 1999, the Company filed a Notice of Appeal seeking to have the verdicts against both the Company and the Major Stockholder set aside. In the event that the Major Stockholder is ultimately required to pay the damages to the plaintiffs, the Company will indemnify the Major Stockholder to the extent permitted by law. The Company has obtained an appeal bond staying enforcement of the judgment against the Company and the Major Stockholder until such time as the Appellate Court issues its ruling.

Management believes, after consultation with both in-house and outside counsel, that the Company is likely to prevail on its appeal to set aside the damages awarded and a new trial will be granted by the Appellate Court. The liability, if any, that may result from a new trial cannot be reasonably estimated at this time and therefore no accrual for loss has been recorded in the financial statements as of December 31, 1998.

In November 1998, a purported shareholder class action lawsuit was filed against the Company. Eight additional complaints were subsequently filed in the same court. These claims were filed on behalf of a purported class of persons who purchased the Company's stock between November 27, 1995 and October 6, 1998. The complaints allege, among other things, that the Company and certain officers and directors artificially inflated the Company's stock price by issuing false and misleading statements related primarily to the development, clinical testing and viability of the Company's TD Glucose Monitoring System. The claims do not specify the damages resulting from the alleged conduct. These cases were consolidated in March 1999. The Company believes the claims lack merit and plans to contest the allegations vigorously. At this time, it is not possible to estimate the ultimate loss, if any, related to these claims and therefore no accrual for loss has been recorded at December 31, 1998.

                                      F-15
                                    43 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

9. Litigation (continued)

In addition to the above, the Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings, including those described above, will not have a material adverse effect on the Company's results of operations or financial position.

10. Stockholders' Equity

In May 1998, the Company adopted Amended and Restated Articles of Incorporation designating 16,200 shares of the authorized preferred stock as Series A Convertible Preferred Stock (Preferred Stock) with a stated value of $1,000 per share.

On May 18, 1998, the Company issued to a single institutional investor 15,000 shares of Preferred Stock and warrants to purchase 150,000 shares of the Company's common stock and received proceeds of $14,360,000, net of offering costs of $640,000. The conversion price of the Preferred Stock was established at 92% of the market price of the common stock on the conversion date up to a maximum of $11.89 per share, with the possible exception described in the following paragraph. The warrants are exercisable at $11.89 per share. The Preferred Stock will automatically convert at the completion of, and the warrants can be converted at any time during the five year period that commenced on May 18, 1998. The Preferred Stock earns dividends at the rate of 6% per year which accumulate and increase the redemption value of the Preferred Stock.

If, on the conversion date, the closing price of the common stock is below $9.51, then the conversion price equals 115% of the market price at that time. In this situation, the Company has the right, but not an obligation, to redeem the Preferred Stock for cash in an amount equal to the value of the common stock on the conversion date which otherwise would have been issued to the holders of the Preferred Stock. The Company also has the right, but not an obligation, to convert the Preferred Stock into Convertible Notes Payable (the Notes) which would modify the conversion terms, bear interest at 10%, and mature three years from the date of issue. The holder of the Notes can convert them at any time during the three year period to maturity or can hold them to maturity and redeem them for a cash payment equal to the principal amount plus accrued interest.

The financing was arranged by placement agents who received a fee of approximately $488,000 and a nontransferable option to purchase up to 1,200 shares of Preferred Stock upon the same terms and conditions as the institutional investor and expiring on December 31, 1998. The placement agents did not exercise this option.

The Preferred Stock was recorded at $12,409,000, net of the value of the conversion feature of $1,731,000, and the warrants were recorded at $860,000, which represents the estimated fair value at the date of issuance. The Preferred Stock will accrete up to the ultimate redemption value through periodic charges to retained earnings, or in the case of an accumulated deficit, additional paid-in capital. For the year ended December 31, 1998, the Company recorded accretion of $473,000.

During 1996, the Company issued 15,000 shares of common stock in lieu of rent for a warehouse facility. The agreement guarantees a minimum stock price of $15 per share at the end of the three year lease; otherwise, cash or additional shares will be issued to provide $225,000 of compensation for the three year lease. The fair value of the common stock issued was recorded as an other current asset and amortized over the lease term.


                                      F-16
                                    44 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (continued)

In conjunction with the 1995 initial public offering, the Company issued 220,000 warrants with an exercise price of $2.60 and a term of four years to the representative of the underwriters. As of December 31, 1998, 181,156 warrants were exercised and 38,844 were outstanding which expire in February 2000. The fair market value of the warrants was recorded as a reduction of the proceeds from the issuance of common stock.

During 1996, the Company amended its Incentive Stock Option Plan (the Plan) to reserve 800,000 shares of common stock for issuance to employees or outside directors (Participant) of the Company. The exercise price of any stock option granted under the Plan to an eligible Participant must be at least equal to the fair market value of the shares on the date of the grant. Under the amended Plan options expire no later than seven years from the date of the grant, but the vesting period is discretionary. The vesting periods for the options outstanding under the Plan at December 31, 1998 range from one to five years from the date of grant.

The following table summarizes information relative to the Company's options granted under the Plan:

                                                                                              Weighted
                                                                                              Average
                                                                            Options       Exercise Price
                                                                       ------------------------------------
           Outstanding at January 1, 1996                                      20,000          $14.44
           Granted                                                             92,500           15.00
                                                                       ------------------------------------

           Outstanding at December 31, 1996                                   112,500           14.90
           Granted                                                            160,500            9.73
           Canceled                                                           (24,000)          15.00
                                                                       ------------------------------------

           Outstanding at December 31, 1997                                   249,000           11.56
           Granted                                                            126,600            7.25
           Canceled                                                           (13,600)          12.70
                                                                       ------------------------------------
           Outstanding at December 31, 1998                                   362,000          $10.01
                                                                       ====================================

           Exercisable at December 31, 1998                                   170,998          $10.80
                                                                       ====================================

         Weighted-average fair value of options
            granted under the Plan during 1998                                $  3.07
                                                                       ==================


                                      F-17
                                    45 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (continued)

The Company has also granted options (not under the Plan) as incentives to executives and independent contractors who have performed services for the Company. The following table summarizes information relative to the Company's options not issued under the Plan:

                                                                                             Weighted
                                                                                             Average
                                                                             Options      Exercise Price
                                                                       ------------------------------------
         Outstanding at January 1, 1996                                        86,000       $  1.25
         Granted                                                              652,000         14.61
         Exercised                                                            (86,000)         1.25
                                                                       ------------------------------------

         Outstanding at December 31, 1996                                     652,000         14.61
         Granted                                                                6,000         12.40
         Canceled                                                             (30,000)        15.00
                                                                       ------------------------------------

         Outstanding at December 31, 1997                                     628,000         14.57
         Granted                                                                4,000         10.38
         Canceled                                                             (74,000)        13.03
                                                                       ------------------------------------

         Outstanding at December 31, 1998                                     558,000        $14.75
                                                                       ====================================

         Exercisable at December 31, 1998                                     554,000        $14.78
                                                                       ====================================

         Weighted-average fair value of options
            granted (not under the Plan) during 1998                          $  4.17
                                                                       ==================

Options not issued under the Company's stock option plan are subject to various vesting provisions and have expiration terms ranging from five to ten years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method required by Statement 123. The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rate of 6.11%; volatility factors of the expected market price of the Company's common stock of
 .701; and a weighted-average expected life of the option ranging from three to five years.

                                      F-18
                                    46 of 61

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (amounts in thousands, except per share amounts):

                                                            1998             1997              1996
                                                     ------------------------------------------------------
         Pro forma net loss                                $(10,318)          $(4,876)         $(2,819)
         Accrued dividends on and accretion to
            redemption value of convertible
            preferred stock                                  (1,030)                -                -
                                                     ------------------------------------------------------
         Pro forma net loss attributable to common
            stockholders                                   $(11,348)          $(4,876)         $(2,819)

         Pro forma net loss per common share               $  (1.14)          $  (.49)         $  (.30)

The weighted-average remaining contractual life of options is 6.8 years.

Shares of common stock reserved for future issuance at December 31, 1998 are as follows:

         Options                                                              1,358,000
         Warrants                                                               188,844
                                                                       ------------------
                                                                              1,546,844
                                                                       ==================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                      F-19
                                    47 of 61

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers of the Company are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions and ages of the Company's executive officers and directors as of December 31, 1998.



Name                                                 Age     Position
----                                                 ---     --------

Jack L. Aronowitz.............................       59      President, Chief Executive Officer and Chairman of
                                                             the Board of Directors

Noel Buterbaugh(1)(2)(3).......................      66      Director

Martin Gurkin, Ph.D............................      66      Director (Retired as Senior Vice President and
                                                             Chief Operating Officer effective March 5, 1999)

Kathryn R. Harrigan, M.B.A., D.B.A.(1)(2)(3)...      47      Director

Clayton Rautbord(1)(2)(3)......................      71      Director

Stanley M. Reimer, Ph.D. (1)(2)(3).............      69      Director

Jay E. Eckhaus.................................      54      Vice President and General Counsel

Robert M. Morrow...............................      61      Vice President of Sales and Marketing

Stuart R. Streger, C.P.A.......................      48      Vice President of Finance and Chief Financial Officer


---------------------------
(1)  Member of the Company's Audit Committee
(2)  Member of the Company's Compensation and Stock Option Committee
(3)  Member of the Company's Board Organization and Governance Committee

         JACK L. ARONOWITZ, the founder of the Company, has been President and Chairman of the Board of Directors since January 1992 and Chief Executive Officer since January 1996. Prior to founding the Company, Mr. Aronowitz served as Executive Vice President, Technical Director and Director of Operations of TechniMed Corporation ("Technimed") from May 1985 to October 1991 and as President from January 1983 to April 1985. TechniMed was engaged in the medical diagnostic and biochemical businesses. Mr. Aronowitz has been involved in the development and commercialization of medical diagnostic products for over 35 years. Mr. Aronowitz is the President of the Florida Institute of Chemists.

         NOEL BUTERBAUGH has been a Director of the Company since April 1998. He has 45-plus years of experience in biotechnology and medical technology. Mr. Buterbaugh is President and Chief Executive Officer of BioWhittaker, Inc., ("BioWhittaker") which was acquired by Cambrex Corporation (NYSE: CMB) in 1997. He has been with BioWhittaker since the early 1950s and became its President in 1979. BioWhittaker is a major supplier of cell cultures and related scientific products to the biotechnology industry and the leading supplier worldwide of these biological products to the medical and clinical diagnostics industry. He holds a Bachelor of Science degree in Business Administration from American University in Washington, D.C. In addition to his corporate responsibilities, Mr. Buterbaugh presently is a Director for the Maryland Health Care Development Corporation and Director for the High Technology Council of Maryland. His previous outside service included posts as a Director of the Health Industry Manufacturers Association (HIMA) and Chairman of the HIMA Science and Technology Steering Committee, as well as a member of the U.S. Department of Commerce Technical Advisory Committee on Biotechnology (BIOTAC).

                                    48 of 61

         MARTIN GURKIN, Ph.D. has been Senior Vice President, Chief Operating Officer and a Director of the Company since January 1996. As of March 5, 1999, Dr. Gurkin retired as Senior Vice President and Chief Operating Officer. Prior to joining the Company, Dr. Gurkin served as Vice President of ISCO, Inc., a company engaged in the manufacture of scientific analytical instrumentation, from October 1989 to December 1995. Prior to joining ISCO, Inc., Dr. Gurkin was employed in various capacities for over 17 years by E. M. Science (an affiliate of E. Merck KGAA), a company engaged in the manufacturing of laboratory reagents and chromatography supplies.

         KATHRYN R. HARRIGAN, M.B.A., D.B.A., has been a Director of the Company since 1996. Dr. Harrigan has been a professor at Columbia Business School since 1981 and was named the Henry L. Kravis Professor of Business Leadership at Columbia Business School in 1993. Since 1994, Professor Harrigan has served on the Board of Directors of Cambrex Corporation (AMEX: CMB), a company engaged in the international specialty chemicals business. She is also a Director of Johns Manville Corp. (NYSE: JM), an international building and filtration company, as well as a Director or advisor of various other privately-held companies.

         CLAYTON L. RAUTBORD has been a Director of the Company since August 1996. Mr. Rautbord is presently the Secretary and Treasurer of Wenk Aviation Insurance Corporation. From 1980-1989, he was the founder and President of Photo Con-X-Ion, Inc., a manufacturer of photographic chemicals, and was the President and CEO of APECO, a company listed on the NYSE, from 1963 to 1974. In addition to TCPI's Board of Directors, Mr. Rautbord also serves on the Board of Directors of Albany Bank and Trust Company in Chicago.

         STANLEY M. REIMER, Ph.D. has been a Director of the Company since September 1998. Dr. Reimer has more than 30 years of diverse experience in the healthcare industry, including basic and applied research and technical, clinical and public health management. Since 1988, Dr. Reimer has been President of Laboratory Management Associates, which provides direction and consultation to the clinical laboratory and healthcare industry. He also served as Assistant Commissioner of Health and Director of the Public Health Laboratories for the City of New York from 1991 to 1996. In addition, Dr. Reimer previously was Vice President and General Manager of Allied Clinical Laboratories from 1985 to 1988, and Vice President and Area Manager with Bio-Science Laboratories from 1971 to 1985. Dr. Reimer holds Bachelor of Science degrees in chemistry and physiology from Allegheny College and both his Master of Science degree and Ph.D. in biochemistry from Rutgers University. His research and teaching affiliations included Academy of Senior Professionals at Eckerd College; Harvard Medical School; Beth Israel Hospital (Boston, MA); National Heart Institute; Downstate Medical Center (Brooklyn, NY); Long Island University; and Woods Hole Marine Biology Laboratories. He also holds Laboratory Director's Licenses in Florida and New York State.

         JAY E. ECKHAUS has been Vice President and General Counsel since March 1998. Mr. Eckhaus has more than 25 years of corporate and commercial legal experience gained with one of the premiere consumer product companies in the United States as well as the domestic operation of a prominent multinational European technology company and in private practice. From 1973 to 1989, he held various senior level positions at General Foods Corporation, including vice president and chief counsel of its baking operations as well as assignments in both domestic and international food operations. He also served as vice president, general counsel and secretary for the U.S. operations of Alfa-Laval AB, a leading European technology company. Since 1990, Mr. Eckhaus has been practicing corporate and commercial law. He received his Juris Doctorate Degree from The Ohio State University and his Bachelor of Science Degree in Business Administration from Bowling Green State University.

         ROBERT MORROW joined the Company as Vice President of Sales and Marketing in February 1999. Mr. Morrow directs the Company's sales and marketing program in North America for all TCPI diagnostic products used by consumers and healthcare professionals. Mr. Morrow has more than 33 years of senior-level corporate management experience across various industries which include: over-the-counter diagnostics, prescription pharmaceuticals, medical devices, food products and services and hospitality with a strong emphasis on sales and marketing. Most recently he was President and Acting Chief Executive Officer with Thames Pharmacal Co. Since 1982, Mr. Morrow has served in numerous executive assignments with Nutmeg Consultants which include: Vice President and General Manager of TurboChef, Inc.; Executive Vice President, Chief Operating

                                    49 of 61

Officer and Director of Veriden Corporation; President, Chief Executive Officer, Co-Founder and Director of Kushi Macrobiotics Corp.; President and Chief Operating Officer for Culinar Sales Corp.; President and Chief Operating Officer for RIM Industries, Inc.; Executive Vice President and Chief Operating Officer for Savoy Industries, Inc.; and Senior Vice President and General Manager of Hicks & Greist Advertising Agency. In addition, from 1974 to 1982, Mr. Morrow was Group Vice President of Marketing and Development/Food Group of International Telephone & Telegraph Corp. and he also served as Director of Marketing and Sales for Revlon, Inc. and Almay Cosmetics Co. He completed the Master of Business Administration program at Long Island University and holds a Bachelor of Science degree in Chemistry and Marketing Research from The Ohio State University.

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

                                    50 of 61

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Items 11, 12 and 13 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's Annual Meeting of Shareholders to be held during 1999.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K

         A.  The following documents are filed as part of the report:

             (1) The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

             (2) Financial Statement Schedules.


                     TECHNICAL CHEMICALS AND PRODUCTS, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                December 31, 1998



                                                                 Additions
                                                        -----------------------------------
                                      Balance at         Charged to       Charged to
                                     Beginning of        Costs and      Other Accounts    Deductions -   Balance at End
          Description                  Period            Expenses        - Describe        Describe        of Period
---------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998:
Allowance for doubtful accounts       $  18,000       $   198,000       $      -          $ 141,000(1)      $    75,000
Tax Valuation Allowance                 572,801         3,776,524              -               -              4,349,325
                                   ----------------------------------------------------------------------------------------
Total                                 $ 590,801       $ 3,974,524       $       -         $ 141,000(1)      $ 4,424,325
                                   ========================================================================================

Year Ended December 31, 1997:
Allowance for doubtful accounts       $  18,000             -           $      -          $    -            $    18,000
Tax Valuation Allowance                 572,801             -                  -               -                572,801
                                   ----------------------------------------------------------------------------------------
Total                                 $ 590,801             -           $      -          $    -            $   590,801
                                   ========================================================================================

Year Ended December 31, 1996:
Allowance for doubtful accounts       $ 18,000              -           $      -          $    -            $    18,000
Tax Valuation Allowance                572,801              -                  -               -                 572,801
                                   ----------------------------------------------------------------------------------------
Total                                 $ 590,801             -           $      -          $    -            $   590,801
                                   ========================================================================================


(1) Uncollected accounts written off, net of recoveries.

All other Financial Statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.


                                    51 of 61

                  (3)      Exhibits



Exhibit
Number                                         Exhibit Description
------                                         -------------------
3.1          *****       Amended and Restated Articles of Incorporation of the Company.
3.2          *****       Amended and Restated Bylaws of the Company.
3.3          ****        Articles of Amendment to the Articles of Incorporation of the Company.
4.1          *****       See Exhibits 3.3 above for provisions of the Amended and Restated Articles of Incorporation of the
                         Company and the Amended and Restated Bylaws of the Company defining the rights of holders of Common
                         Stock of the Company.
4.2          ***         Form of Common Stock Certificate of the Company.
10.2         *****       Amended and Restated 1992 Incentive Stock Option Plan.
10.3         *****       Cancellation and Exclusive License Agreement between Jack Aronowitz and the Company dated January
                         31, 1996.
10.4         *****       Stock Option Agreement between the Company and Martin Gurkin, Stuart R. Streger, Colin Morris,
                         Kathryn Harrigan, Clayton Rautbord and Stephen Dresnick.
10.6         **          Lease - Pompano Beach, Florida.
10.6.1       Filed
             Herewith    Business Lease Extension - Pompano Beach, Florida.
10.6.2       *****       Main Lease - Menlo Park, California; Sublease - Menlo Park.
10.6.3       *****       Assignment and Assumption of Sublease and Landlord's Consent Thereto between Menlo Business Park,
                         Patrician Associates, Inc., Flora, Inc. Pharma Patch PLC and Technical Chemicals and Products, Inc.
10.8         ***         Warrant Agreement between the Company and Jack L. Aronowitz.
10.8.1       *           Amended Employment Agreement dated October 9, 1998 between the Company and Jack L. Aronowitz.
10.9         *           Employment Agreement dated October 9, 1998 between the Company and Jay E. Eckhaus.
10.10        *           Employment Agreement dated October 9, 1998 between the Company and Stuart R. Streger.
10.14        *****       Letter Agreement between the Company and Redstone Securities, Inc. dated January 15, 1996.
10.15        ******      Stock Option Agreement with Martin Gurkin dated November 1996.
10.16        *****       Letter Agreement with Flora, Inc. dated February 5, 1996.
             Filed
21           Herewith    Subsidiaries of the Company.
             Filed
23           Herewith    Consent of Ernst & Young LLP.
             Filed
27           Herewith    Financial Data Schedule.


                                    52 of 61


             *           Incorporated by reference to exhibits 10.2, 10.3 and 10.4 of the Company's Form 10-Q filed on
                         November 12, 1998.
             **          Incorporated by reference to the exhibit of the same number in the Company's Registration Statement on Form SB-2 filed on October 28, 1994 (No. 33-85756).
             ***         Incorporated by reference to the exhibit of the same number in Amendment No. 4 to the Company's
                         Registration Statement on Form S-1 filed on April 23, 1996 (No. 333-1272).
             ****        Incorporated by reference to exhibit 3.1 of Form 8-K filed on May 21, 1998.
             *****       Incorporated by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1 filed on February 12, 1996 (No. 333-1272).
             ******      Incorporated by reference to the exhibit of the same number in Amendment No. 2 to the Company's
                         Registration Statement on Form S-1 filed on March 20, 1996.


         B. No reports on Form 8-K have been filed by the Company during the last quarter of 1998.

                                    53 of 61

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TECHNICAL CHEMICALS AND PRODUCTS, INC.


                              By:       /SIGNED/
                                       -----------------------------------
                                       Jack L. Aronowitz
                                       President, Chief Executive Officer
                                       and Chairman of the Board

                              Date:    March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                            Title                                   Date
---------                                            -----                                   ----
/SIGNED/                                     President, Chief Executive                 March 29, 1999
------------------------------------         Officer and Chairman of the
Jack L. Aronowitz                            Board (Principal Executive
                                             Officer)

/SIGNED/                                     Vice President, Chief Financial            March 29, 1999
------------------------------------
Stuart R. Streger                            Officer (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

/SIGNED/                                     Director                                   March 29, 1999
------------------------------------
Martin Gurkin


/SIGNED/                                     Director                                   March 29, 1999
------------------------------------
Kathryn R. Harrigan


/SIGNED/                                     Director                                   March 29, 1999
------------------------------------
Noel Buterbaugh


/SIGNED/                                     Director                                   March 29, 1999
------------------------------------
Clayton Rautbord


/SIGNED/                                     Director                                   March 29, 1999
------------------------------------
Stanley M. Reimer, Ph.D.




                                    54 of 61


Exhibit
Number                                         Index to Exhibit
------                                         -----------------
3.1          *****       Amended and Restated Articles of Incorporation of the Company.
3.2          *****       Amended and Restated Bylaws of the Company.
3.3          ****        Articles of Amendment to the Articles of Incorporation of the Company.
4.1          *****       See Exhibits 3.3 above for provisions of the Amended and Restated Articles of Incorporation of the
                         Company and the Amended and Restated Bylaws of the Company defining the rights of holders of Common
                         Stock of the Company.
4.2          ***         Form of Common Stock Certificate of the Company.
10.2         *****       Amended and Restated 1992 Incentive Stock Option Plan.
10.3         *****       Cancellation and Exclusive License Agreement between Jack Aronowitz and the Company dated January
                         31, 1996.
10.4         *****       Stock Option Agreement between the Company and Martin Gurkin, Stuart R. Streger, Colin Morris,
                         Kathryn Harrigan, Clayton Rautbord and Stephen Dresnick.
10.6         **          Lease - Pompano Beach, Florida.
10.6.1       Filed
             Herewith    Business Lease Extension - Pompano Beach, Florida.
10.6.2       *****       Main Lease - Menlo Park, California; Sublease - Menlo Park.
10.6.3       *****       Assignment and Assumption of Sublease and Landlord's Consent Thereto between Menlo Business Park,
                         Patrician Associates, Inc., Flora, Inc. Pharma Patch PLC and Technical Chemicals and Products, Inc.
10.8         ***         Warrant Agreement between the Company and Jack L. Aronowitz.
10.8.1       *           Amended Employment Agreement dated October 9, 1998 between the Company and Jack L. Aronowitz.
10.9         *           Employment Agreement dated October 9, 1998 between the Company and Jay E. Eckhaus.
10.10        *           Employment Agreement dated October 9, 1998 between the Company and Stuart R. Streger.
10.14        *****       Letter Agreement between the Company and Redstone Securities, Inc. dated January 15, 1996.
10.15        ******      Stock Option Agreement with Martin Gurkin dated November 1996.
10.16        *****       Letter Agreement with Flora, Inc. dated February 5, 1996.
             Filed
21           Herewith    Subsidiaries of the Company.
             Filed
23           Herewith    Consent of Ernst & Young LLP.
             Filed
27           Herewith    Financial Data Schedule.


                                    55 of 61




             *           Incorporated by reference to exhibits 10.2, 10.3 and 10.4 of the Company's Form 10-Q filed on
                         November 12, 1998.
             **          Incorporated by reference to the exhibit of the same number in the Company's Registration Statement on Form SB-2 filed on October 28, 1994 (No. 33-85756).
             ***         Incorporated by reference to the exhibit of the same number in Amendment No. 4 to the Company's
                         Registration Statement on Form S-1 filed on April 23, 1996 (No. 333-1272).
             ****        Incorporated by reference to exhibit 3.1 of Form 8-K filed on May 21, 1998.
             *****       Incorporated by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1 filed on February 12, 1996 (No. 333-1272).
             ******      Incorporated by reference to the exhibit of the same number in Amendment No. 2 to the Company's
                         Registration Statement on Form S-1 filed on March 20, 1996.


                                    56 of 61
