Form 10-Q
period 1999-03-31
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1999-05-14
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

          Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                    Outstanding As Of May 1, 1999
               -----                    -----------------------------

     Common Stock $ .001 par value                    10,577,893



           Transitional Small Business Disclosure Format (check one):
                                   YES    NO x
                                      ---   ---

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                                                           March 31, 1999      December 31, 1998
                                                                       ---------------------------------------------
ASSETS                                                                      (Unaudited)            *(Audited)
Current assets:

Cash and cash equivalents                                                      $1,702                $5,207
   Investments                                                                  7,110                 5,048
   Accounts receivable, net                                                     1,113                 1,605
   Inventory                                                                    2,399                 2,550
   Due from related party                                                         836                   836
   Other                                                                          358                   210
                                                                       ---------------------------------------------
Total current assets                                                           13,518                15,456
                                                                       ---------------------------------------------

Property and equipment, net                                                     2,342                 2,503
Patents and trademarks, net                                                    11,970                12,190
Goodwill, net                                                                   1,936                 1,979
Deferred tax asset, net                                                         4,140                 4,140
Other assets                                                                      101                   101
                                                                       ---------------------------------------------
Total assets                                                                 $ 34,007               $36,369
                                                                       =============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $    598               $   390
   Accrued expenses                                                               248                   323
                                                                       ---------------------------------------------
Total current liabilities                                                         846                   713
                                                                       ---------------------------------------------
Other liabilities                                                                 168                   169
Stockholders' equity:
   Preferred stock, $.001 par value:
     Authorized shares--25,000,000;
      Series A 6% Convertible Preferred stock,
        $.001 par value:
     Issued and outstanding shares--13,800
       and 14,700 at 3/31/99 and 12/31/98                                      12,595                13,131
   Common stock, $.001 par value:
     Authorized shares--100,000,000;
     Issued and outstanding shares--
        10,570,893 and 10,006,316 at
        3/31/99 and 12/31/98                                                       11                    10
     Additional paid-in capital                                                41,242                40,697
     Accumulated deficit                                                      (20,855)              (18,351)
                                                                       ---------------------------------------------
Total stockholders' equity                                                     32,993                35,487
                                                                       ---------------------------------------------
Total liabilities and stockholders' equity                                   $ 34,007               $36,369
                                                                       =============================================

(*) The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes to the consolidated financial statements.

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)


TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share data)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                       ------------------------------------
                                                                             1999              1998
                                                                       ------------------------------------


Net product sales                                                        $       1,386    $       1,631
Cost of product sales                                                              814              764
                                                                       ------------------------------------
Gross profit                                                                       572              867

R&D contract revenue                                                               155              105

Operating expenses:
   Selling, general and administrative                                           2,328            2,048
   Research and development                                                        549              744
   Depreciation and amortization                                                   472              453
                                                                       ------------------------------------
                                                                                 3,349            3,245
                                                                       ------------------------------------
Loss from operations                                                            (2,622)          (2,273)

Other income (expense):
   Interest income                                                                 149              113
   Interest expense                                                                 (3)              (6)
                                                                       ------------------------------------

Net loss                                                                        (2,476)          (2,166)
                                                                       ------------------------------------
Accrued preferred
   redemption accretion
   and dividends                                                                   399               --
                                                                       ------------------------------------

Loss attributable to common stock                                        $      (2,875)  $      (2,166)
                                                                       ====================================

Net loss per common share -
   Basic and Diluted                                                     $       (.28)   $        (.22)
                                                                       ====================================

Weighted average number of
   common shares outstanding                                                10,399,144       10,015,036
                                                                       ====================================

See accompanying notes to the consolidated financial statements.

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

                                                                              Three Months Ended March 31,
                                                                       -------------------------------------------
                                                                              1999                 1998

                                                                       -------------------------------------------
OPERATING ACTIVITIES

Net loss                                                                  $    (2,476)         $    (2,166)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                                472                  453
     Deferred income taxes                                                         --                   --
Changes in operating assets and liabilities:
       Accounts receivable                                                        492                  131
       Inventory                                                                  151                 (824)
       Accounts payable and accrued expenses                                      133                   90
       Other current assets                                                      (157)                 (75)
                                                                       -------------------------------------------
Net cash used in operating activities                                          (1,385)              (2,391)

INVESTING ACTIVITIES
Purchase of property and equipment                                                (14)                 (98)
Investment in patents and trademarks                                              (34)                   1
Purchase of investments                                                        (2,218)              (1,108)
Proceeds from sale of investments                                                 146                  999
                                                                       -------------------------------------------
Net cash used in investing activities                                          (2,120)                (206)
                                                                       -------------------------------------------
Net increase (decrease) in cash and cash equivalents                           (3,505)              (2,597)
Cash and cash equivalents at beginning of period                                5,207                3,316
                                                                       -------------------------------------------
Cash and cash equivalents at end of period                                $     1,702         $        719
                                                                       ===========================================

See accompanying notes to the consolidated financial statements.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements (the "Financial Statements") of Technical Chemicals and Products, Inc. and Subsidiaries (the "Company" or "TCPI") are unaudited, and in the opinion of management, include all normal and recurring adjustments which are necessary for a fair presentation. The Financial Statements should be read in conjunction with more complete disclosures contained in the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

INTANGIBLE ASSETS

         Purchased patents and trademarks are amortized using the straight-line method over a composite life of 15 years based on the shorter of their legal life or estimated useful life of the individual patents and trademarks, which range from 11 to 17 years. Goodwill is amortized using the straight-line method over 15 years. The Company periodically reviews its intangible assets to assess recoverability and a charge will be recognized in the consolidated statement of operations if a permanent impairment is determined to have occurred.
Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, would be measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be affected if estimated future operating cash flows are not achieved. The Company does not believe that any impairment has occurred and that no reduction of the estimated useful lives is warranted.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

2.       DETAILS OF BALANCE SHEET

Details of selected balance sheet accounts are as follows (in thousands):

                                                                           March 31, 1999             December 31, 1998
                                                                       -----------------------------------------------------
         Accounts receivable
            Accounts receivable                                           $     1,202                 $     1,680
            Allowance for doubtful accounts                                       (89)                        (75)
                                                                       -----------------------------------------------------
            Accounts receivable, net                                      $     1,113                 $     1,605
                                                                       =====================================================

         Property and equipment
            Furniture, fixtures and equipment                             $     3,202                 $     3,191
            Real property                                                         217                         217
            Leasehold improvements                                                910                         907
                                                                       -----------------------------------------------------
                                                                                4,329                       4,315
            Accumulated depreciation                                           (1,987)                     (1,812)
                                                                       -----------------------------------------------------
                                                                          $     2,342                 $     2,503
                                                                       =====================================================
         Patents and trademarks
            Patents and trademarks                                        $    15,351                 $    15,317
            Accumulated amortization                                           (3,381)                     (3,127)
                                                                       -----------------------------------------------------
                                                                          $    11,970                 $    12,190
                                                                       =====================================================
         Goodwill
            Goodwill                                                      $     2,494                 $     2,494
            Accumulated amortization                                             (558)                       (515)
                                                                       -----------------------------------------------------
                                                                          $     1,936                 $     1,979
                                                                       =====================================================

3.       STOCKHOLDERS' EQUITY

     In May 1998, the Company completed a private placement of 15,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") to a single institutional investor (the "Investor"). To date, the Investor has converted 1,200 shares of Preferred Stock and received 643,818 shares of the Company's common stock. See the Company's Report on Form 10-K for the year ended December 31, 1998 and the Company's Report on Form 8-K filed on May 21, 1998 for additional information related to the Preferred Stock transaction.

4.       RELATED PARTY TRANSACTION

     During August 1998, the Company's outside directors unanimously approved the Company's guarantee for a period of up to 90 days of $750,000 of the collateral obligations of the Company's Chairman, President and Chief Executive Officer's ("Chairman") family limited partnership ("Partnership") to a brokerage house. Under the terms of the Company's agreement with the Partnership, the brokerage house called on the Company's guarantee, the Partnership then executed and delivered to the Company a promissory note personally guaranteed by Mr. Aronowitz in an amount equal to the amount of the guarantee. The note is a six month note payable on demand and bears interest at the rate of interest charged by the brokerage house (7 3/4% at March 31, 1999). In February 1999, accrued interest was paid and the note was extended an

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

4.       RELATED PARTY TRANSACTION (Continued)

additional three months. The balance of funds advanced under the note is approximately $747,000 at March 31, 1999 and is included in due from related party in the balance sheet.

5.       LEGAL PROCEEDINGS

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

         In December 1998, a jury returned a verdict against TCPI, the Company's Chairman of the Board, Jack L. Aronowitz, and other unrelated corporate and individual defendants (the Lawsuit). In its verdict, the jury found that Mr. Aronowitz had misappropriated trade secrets and awarded damages of $500,000 against him, individually. Additionally, the jury found that both the Company and Mr. Aronowitz intentionally interfered with the plaintiffs' business relationships. The jury awarded approximately $328,000 in damages against the Company in connection with the second claim, but awarded no damages against Mr. Aronowitz, individually, in connection with that claim. In January 1999, a judgment against the Company and Mr. Aronowitz was entered by the trial court in accordance with the verdict.

         In January 1999, the Company filed a Notice of Appeal seeking to have the verdicts against both the Company and Mr. Aronowitz set aside. In the event that Mr. Aronowitz is ultimately required to pay the damages to the plaintiffs, the Company will indemnify Mr. Aronowitz to the extent permitted by law. The Company has obtained an appeal bond staying enforcement of the judgment against the Company and Mr. Aronowitz until such time as the Appellate Court issues its ruling.

         Management believes, after consultation with both in-house and outside counsel, that the Company is likely to prevail on its appeal to set aside the damages awarded and a new trial will be granted by the Appellate Court. The liability, if any, that may result from a new trial cannot be reasonably estimated at this time and therefore no accrual for loss has been recorded in the financial statements as of March 31, 1999.

         In November 1998, a purported shareholder class action lawsuit was filed against the Company ("Class Action"). Eight additional complaints were subsequently filed in the same court. These claims were filed on behalf of a purported class of persons who purchased the Company's stock between November 27, 1995 and October 6, 1998. The complaints allege, among other things, that the Company and certain officers and directors artificially inflated the Company's stock price by issuing false and misleading statements related primarily to the development, clinical testing and viability of the Company's TD Glucose(TM) Monitoring System. The claims do not specify the damages resulting from the alleged conduct. These cases were consolidated in March 1999. The Company believes the claims lack merit and plans to contest the allegations vigorously. At this time, it is not possible to estimate the ultimate loss, if any, related to these claims and therefore no accrual for loss has been recorded at March 31, 1999. On April 19, 1999, the Amended Consolidated Class Action Complaint was served upon the Company. The Company intends to respond to this Amended Complaint.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

6.       SUBSEQUENT EVENTS

         On May 7, 1999, the Company entered into an agreement to retain Janssen/Meyers Associates, L.P. for investment banking and financial consulting services. Janssen/Meyers will act as TCPI's investment banker and financial consultant, providing advice on matters relating to the financial markets in general as well as corporate finance, including possible equity or debt offerings and potential mergers, acquisitions and other strategic transactions.

     On May 11, 1999, Elliott Block, Ph.D. was appointed as the Company's new Chief Executive Officer. Dr. Block will be responsible for the Company's strategic direction and day-to-day business operations while Jack L. Aronowitz will remain President and Chairman of the Board of Directors. Mr. Aronowitz will also continue as the Company's Chief Technical Officer and focus his full-time efforts on the development and commercialization of TCPI's non-invasive TD Glucose Monitoring System, the Company's new total and HDL cholesterol monitoring products, and new product development.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

STRATEGIC DIRECTION AND COMPANY BACKGROUND

         Technical Chemicals and Products, Inc. (the "Company" or "TCPI") is completing a transition towards becoming an integrated designer, developer, manufacturer and global marketer of a wide range of point-of-care medical diagnostic products for use at home, in physician offices, and other healthcare locations which are distributed through domestic and international channels. In addition, the Company's Pharmetrix Division is also involved in the research, development and commercialization of transdermal and dermal drug delivery technologies and skin permeation enhancers. TCPI also manufactures high purity specialty biochemicals. TCPI was formerly a developmental Company that manufactured and sold a narrow range of medical diagnostic products and specialty chemicals on an Original Equipment Manufacture ("OEM") basis.

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

         The Company's products are distributed worldwide under both OEM marketing relationships with multinational pharmaceutical and diagnostic companies, and are also available to consumers on an over-the-counter basis under TCPI's proprietary HealthCheck and private-label brands. In the OEM sector, most of TCPI's tests for pregnancy and fertility are sold through corporate Roche Boehringer Mannheim Diagnostics distributors as well as independent distributors around the world. In January 1999, TCPI opened its international sales and marketing office in Milan, Italy to focus on expanding distribution of the Company's core diagnostic products in Europe, Asia, Africa, the Middle East and Latin America. International expansion of the Company's OEM family planning and HealthCheck diagnostic testing and screening products is ongoing. Product sales and/or registration has begun in Argentina, Australia, Austria, Bangladesh, Canada, Chile, China, Cyprus, Denmark, Egypt, Germany, Hong Kong, Macao, Malaysia, Netherlands, Norway, Oman, Philippines, Portugal, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Tunisia, and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (Continued)

STRATEGIC DIRECTION AND COMPANY BACKGROUND (Continued)

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

FORWARD LOOKING STATEMENTS

         Information in this Form 10-Q, including any information incorporated by reference herein, includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe-harbor created by such sections. The Company's actual results may differ significantly from the results discussed in such forward-looking statements.

         Statements regarding future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible recommendations of health care professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ from those predicted or assumed include, but are not limited to: the satisfactory completion of clinical trials demonstrating efficacy of the TD Glucose Monitoring System; delays in product development; risks associated with the Company's ability to successfully develop and market new products on a profitable basis or at all; availability of labor and sufficient parts and materials to complete the design, construction and manufacturing scale-up of required equipment; ability to complete the design, construction and manufacturing scale-up on a timely basis within budget parameters; receipt of any required regulatory approvals for manufacturing equipment or related facilities; future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; engineering development; lead time for delivery of equipment; the Company's dependence on

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (Continued)

FORWARD LOOKING STATEMENTS (Continued)

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

         For a complete description of the Company's products and business,  see
Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

         The Company's operations during the first quarter of 1999 continued to reflect the ongoing manufacturing scale-up, and expansion of facilities necessary to expand existing products as well as introduce more than 20 new diagnostic testing and screening products for infectious diseases, drug of abuse and certain types of cancer which are planned for future distribution worldwide.

         Product Sales. The Company's net product sales for the first quarter ended March 31, 1999 were $1.4 million as compared to $1.6 million in the same period a year earlier. During the first quarter of 1999, the Company experienced significantly higher sales of its private label family planning products which were offset by lesser sales of the Company's other diagnostic products.

         Through April 1999, the Company has experienced higher year-to-date product sales as compared to the same period of 1998 primarily due to overseas marketing efforts related to TCPI's OEM family planning products. In addition, the Company has in place an exclusive marketing and distribution relationship for its HealthCheck(R) products in Mexico and is presently negotiating other distribution programs throughout Latin America. Additional international expansion opportunities are also moving forward with programs such as the Company's recently completed marketing agreement to bring HealthCheck and other TCPI diagnostic products to China and several other Asian markets.

         Gross Profit. TCPI's gross profit on product sales for the first quarter of 1999 was $572,000 as compared to $867,000 in the first quarter of 1998. Gross profit as a percent of net sales for the first three month period of 1999 moved lower to 41.2% from 53.2% achieved in the prior year period due to a shift in the mix of products sold.

         Selling, General and Administrative. Selling general and administrative ("SG&A") expenses for the first quarter of 1999 was $2.3 million as compared to $2.0 million in the same period 1998. This increase was primarily due to the establishment of the Company's international sales and marketing office in Milan, Italy, ongoing marketing programs, and engineering and manufacturing scale-up related to the TD Glucose Patches.

         Research and Development. The Company continued to advance its various diagnostic testing products and transdermal drug delivery technologies through development towards commercialization. For the first quarter of 1999, the Company's R&D expenses decreased to $549,000 as compared to $744,000 in the same period a year ago due to the timing of certain R&D expenditures. The Company continued to incur expenses related to the ongoing development and clinical activity related to the Company's non-invasive TD Glucose(TM) Monitoring System and its new Total and HDL cholesterol monitoring products. The future level of R&D expenditures will depend on, among other things, the outcome of clinical testing of products under development (including the TD Glucose Monitoring System and Total and HDL cholesterol monitoring products), delays or changes in government required testing and approval procedures, technological and competitive developments and strategic marketing decisions.

         Net Loss. The Company posted a net loss $2.5 million for the first three months of 1999, which increased from a loss of $2.2 million in the same period a year earlier. The net loss attributable to common stock was $2.9 million for the first quarter of 1999 and $2.2 million loss for the first quarter of 1998. The increase in loss attributable to common stock was primarily due to the accrued redemption accretion and accrued dividends of the preferred stock as well as changes in gross profit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

         The Company had cash and investments of $8.8 million at March 31, 1999, as compared to $10.3 million at December 31, 1998. Working capital at the end of the first quarter of 1999 was $12.7 million, as compared to $14.7 million at December 31, 1998. The Company had current assets of $13.5 million and stockholders' equity of $33 million at March 31, 1999. This compares to current assets of $15.5 million and stockholders' equity of $35.5 million at December 31, 1998.

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

     On January 29, 1999, one day after receiving the final judgment, TCPI and Mr. Aronowitz filed their appeal. This matter is presently pending before the Fourth Appellate District Court of Appeals in West Palm Beach, Florida. In the event that Mr. Aronowitz is ultimately required to pay damages to the plaintiffs, the Company will indemnify Mr. Aronowitz to the extent permitted by law.

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

         The Court has moved forward with the anticipated consolidation of the lawsuits and, on March 2, 1999, appointed two law firms as co-lead counsel and also appointed the lead plaintiffs. The Court also established a schedule for filing the consolidated amended complaint and anticipated subsequent motions. Plaintiffs will be filing an Amended and Consolidated Complaint. On April 19, 1999, the Amended Consolidated Class Action Complaint was served upon the Company. The Company intends to respond to this Amended Complaint.

         The Company does maintain Directors and Officer's Liability Insurance, however, there can be no assurances that such insurance coverage will be adequate to fund the costs of an award, if any, or attorneys' fees. In addition, as an officer and director of the Company, Mr. Aronowitz is indemnified by the Company to the fullest extent permitted under the Florida Business Corporation Act.

         Defamation on the Internet. On March 17, 1999, the Company filed a multi-count defamation lawsuit in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against 10 unknown "John Doe" individuals that have posted statements on the on-line message board maintained by the Internet service known as "Yahoo!" pursuant to statements which allegedly defamed the Company, its Chief Executive Officer and its Vice President of Investor Relations. The Company's investigation related to this matter is ongoing.

ITEM 5.  OTHER INFORMATION

Subsequent Events

         On May 7, 1999, the Company retained Janssen/Meyers Associates, L.P. for investment banking and financial consulting services. Janssen/Meyers will act as TCPI's investment banker and financial consultant, providing advice on matters relating to the financial markets in general as well as corporate finance, including possible equity or debt offerings and potential mergers, acquisitions and other strategic transactions. Under the terms of this three-year agreement, JMA will be compensated under an all-inclusive fee of $5,000 per month and grant of 400,000 common stock purchase warrants. Each warrant equals one share of the Company's common stock, par value $.001 per share. The exercise price of the warrants shall be (a) 200,000 warrants at an exercise price equal to the closing price of the Company's common stock on May 7, 1999, (b) 100,000 warrants at an exercise price of $2.00 per share, and (c) 100,000 warrants at an exercise price of $3.00 per share. Such warrants have an expiration date of five years from the date of grant.

Subsequent Events (Continued)

         On May 11, 1999, Elliott Block, Ph.D. was appointed as the Company's new Chief Executive Officer. Dr. Block will be responsible for the Company's strategic direction and day-to-day business operations while Jack L. Aronowitz will remain President and Chairman of the Board of Directors. Mr. Aronowitz will also continue as the Company's Chief Technical Officer and focus his full-time efforts on the development and commercialization of TCPI's non-invasive TD Glucose(TM) Monitoring System, the Company's new Total and HDL Cholesterol monitoring products, and new product development. Dr. Block has more than 28 years of senior level industry-related experience in the research, manufacturing and international marketing of over-the-counter and clinical diagnostic testing products, as well as the operation of licensed clinical laboratories.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


Exhibit
Number                   Exhibit Description
------------------------------------------------------------------------------------
3.1          *****       Amended and Restated Articles of Incorporation of the Company.
3.2          *****       Amended and Restated Bylaws of the Company.
3.3          ****        Articles of Amendment to the Articles of Incorporation of the Company.
4.1          *****       See Exhibits 3.3 above for provisions of the Amended and Restated Articles of Incorporation of the
                         Company and the Amended and Restated Bylaws of the Company defining the rights of holders of Common
                         Stock of the Company.
4.2          ***         Form of Common Stock Certificate of the Company.
10.2         *****       Amended and Restated 1992 Incentive Stock Option Plan.
10.3         *****       Cancellation and Exclusive License Agreement between Jack Aronowitz and the Company dated January
                         31, 1996.
10.4         *****       Stock Option Agreement between the Company and Martin Gurkin, Stuart R. Streger, Colin Morris,
                         Kathryn Harrigan, Clayton Rautbord and Stephen Dresnick.
10.6         **          Lease - Pompano Beach, Florida.
10.6.1       *******     Business Lease Extension - Pompano Beach, Florida.
10.6.2       *****       Main Lease - Menlo Park, California; Sublease - Menlo Park.
10.6.3       *****       Assignment and Assumption of Sublease and Landlord's Consent Thereto between Menlo Business Park,
                         Patrician Associates, Inc., Flora, Inc. Pharma Patch PLC and Technical Chemicals and Products, Inc.
10.8         ***         Warrant Agreement between the Company and Jack L. Aronowitz.
10.8.1       *           Amended Employment Agreement dated October 9, 1998 between the Company and Jack L. Aronowitz.
10.9         *           Employment Agreement dated October 9, 1998 between the Company and Jay E. Eckhaus.
10.10        *           Employment Agreement dated October 9, 1998 between the Company and Stuart R. Streger.
10.14        *****       Letter Agreement between the Company and Redstone Securities, Inc. dated January 15, 1996.
10.15        ******      Stock Option Agreement with Martin Gurkin dated November 1996.
10.16        *****       Letter Agreement with Flora, Inc. dated February 5, 1996.
             Filed
27           Herewith    Financial Data Schedule.

             *           Incorporated by reference to exhibits 10.2, 10.3 and 10.4 of the Company's Form 10-Q filed on
                         November 12, 1998.
             **          Incorporated by reference to the exhibit of the same number in the Company's Registration Statement on Form SB-2 filed on October 28, 1994 (No. 33-85756).
             ***         Incorporated by reference to the exhibit of the same number in Amendment No. 4 to the Company's
                         Registration Statement on Form S-1 filed on April 23, 1996 (No. 333-1272).
             ****        Incorporated by reference to exhibit 3.1 of Form 8-K filed on May 21, 1998.
             *****       Incorporated by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1 filed on February 12, 1996 (No. 333-1272).
             ******      Incorporated by reference to the exhibit of the same number in Amendment No. 2 to the Company's
                         Registration Statement on Form S-1 filed on March 20, 1996.
             *******     Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1998


             (b)  Reports On Form 8-K

             No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TECHNICAL CHEMICALS AND PRODUCTS, INC.


Date:    May 14, 1999              By:  /s/
                                      -----------------------------------
                                      Stuart R. Streger
                                      Vice President and Chief Financial Officer
                                      (Duly authorized officer and principal
                                      accounting officer)