Form 10-Q
period 1999-06-30
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1999-08-16
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-25406
                                                -------
                     TECHNICAL CHEMICALS AND PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

 Florida                                               65-0308922
 -------                                               ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

3341 S.W. 15th Street, Pompano Beach, Florida          33069
(Address of principal executive offices)               (Zip code)

       Registrant's telephone number, including area code: (954) 979-0400
                                                           --------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                      ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class               Outstanding As Of August 12, 1999
               -----               ---------------------------------

  Common Stock $ .001 par value               11,089,804



           Transitional Small Business Disclosure Format (check one):
                                  YES   NO X
                                     ---  ---

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)


                                                                           June 30, 1999       December 31, 1998
                                                                       ---------------------------------------------
ASSETS                                                                      (Unaudited)            *(Audited)
Current assets:
   Cash and cash equivalents                                               $    1,948              $  5,207
   Investments                                                                  4,662                 5,048
   Accounts receivable, net                                                     2,129                 1,605
   Inventory                                                                    2,401                 2,550
   Due from related party                                                         755                   836
   Other                                                                          267                   210
                                                                       ---------------------------------------------
Total current assets                                                           12,162                15,456
                                                                       ---------------------------------------------

Property and equipment, net                                                     2,336                 2,503
Patents and trademarks, net                                                    11,749                12,190
Goodwill, net                                                                   1,893                 1,979
Deferred tax asset, net                                                         4,140                 4,140
Other assets                                                                       87                   101
                                                                       ---------------------------------------------
Total assets                                                               $   32,367              $ 36,369
                                                                       =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                        $      365              $    390
   Accrued expenses                                                               261                   323
                                                                       ---------------------------------------------
Total current liabilities                                                         626                   713
                                                                       ---------------------------------------------
Other liabilities                                                                 168                   169
Deferred income                                                                   812                    --

Stockholders' equity:
   Preferred stock, $.001 par value:
     Authorized shares--25,000,000;
      Series A 6% Convertible Preferred stock,
         $.001 par value:
     Issued and outstanding shares--13,650
       and 14,700 at 6/30/99 and 12/31/98                                      12,833                13,131
   Common stock, $.001 par value:
     Authorized shares--100,000,000;
     Issued and outstanding shares--
        10,694,235 and 10,006,316 at
        6/30/99 and 12/31/98                                                       11                    10
     Additional paid-in capital                                                41,004                40,697
     Accumulated deficit                                                      (23,087)              (18,351)
                                                                       ---------------------------------------------
Total stockholders' equity                                                     30,761                35,487
                                                                       ---------------------------------------------
Total liabilities and stockholders' equity                                 $   32,367              $ 36,369
                                                                       =============================================

*The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes to the consolidated financial statements.


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (Continued)

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share data)


                                                             Three Months Ended                       Six Months Ended
                                                                  June 30,                                June 30,
                                                     ------------------------------------    ------------------------------------
                                                            1999             1998                  1999              1998
                                                     ------------------------------------    ------------------------------------
Net product sales                                      $       1,289     $       1,155         $       2,675    $       2,786
Cost of product sales                                            733               546                 1,547            1,310
                                                     ------------------------------------    ------------------------------------
Gross profit                                                     556               609                 1,128            1,476

R&D contract revenue                                             316                52                   471              157

Operating expenses:
   Selling, general and administrative                         2,073             2,065                 4,401            4,113
   Research and development                                      660               698                 1,209            1,442
   Depreciation and amortization                                 482               456                   954              909
                                                     ------------------------------------    ------------------------------------
                                                               3,215             3,219                 6,564            6,464
                                                     ------------------------------------    ------------------------------------
Loss from operations                                          (2,343)           (2,558)               (4,965)          (4,831)

Other income (expense):
   Interest income                                                79               131                   228              244
   Interest expense                                               (4)               (2)                   (7)              (8)
                                                     ------------------------------------    ------------------------------------

Net loss                                                      (2,268)           (2,429)              (4,744)           (4,595)
                                                     ------------------------------------    ------------------------------------

Accrued preferred
   redemption accretion and dividends                            396               196                   795              196
                                                     ------------------------------------    ------------------------------------
Loss attributable to common stock                      $      (2,664)    $      (2,625)        $      (5,539)   $      (4,791)
                                                     ====================================    ====================================
Net loss per common share -
   Basic and Diluted                                   $        (.25)    $        (.26)        $        (.53)   $        (.48)
                                                     ====================================    ====================================

Weighted average number of
   common shares outstanding                              10,636,626        10,015,036            10,518,541       10,015,036
                                                     ====================================    ====================================

See accompanying notes to the consolidated financial statements.


PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Continued)

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)


                                                                               Six Months Ended June 30,
                                                                       -------------------------------------------
                                                                              1999                 1998
                                                                       -------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                  $    (4,744)         $    (4,595)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                                954                  909
Changes in operating assets and liabilities:
       Accounts receivable                                                       (524)                 633
       Inventory                                                                  149               (1,026)
       Accounts payable and accrued expenses                                      (87)              (1,246)
       Deferred income                                                            812                   --
       Other current assets                                                        82                 (107)
                                                                       -------------------------------------------
Net cash used in operating activities                                          (3,358)              (5,432)

INVESTING ACTIVITIES
       Purchase of property and equipment                                        (193)                (188)
       Investment in patents and trademarks                                       (68)                   1
       Purchase of investments                                                 (3,688)              (1,108)
       Proceeds from sale of investments                                        4,048                3,990
                                                                       -------------------------------------------
Net cash provided by investing activities                                          99                2,695

FINANCING ACTIVITIES
Net proceeds from issuance of Preferred Stock                                      --               14,429
                                                                       -------------------------------------------

Net (decrease) increase in cash and cash equivalents                           (3,259)              11,692
Cash and cash equivalents at beginning of period                                5,207                3,316
                                                                       -------------------------------------------
Cash and cash equivalents at end of period                                $     1,948          $    15,008
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

INTANGIBLE ASSETS

         Purchased patents and trademarks are amortized using the straight-line method over a composite life of 15 years based on the shorter of their legal life or estimated useful life of the individual patents and trademarks, which range from 11 to 17 years. Goodwill is amortized using the straight-line method over 15 years. The Company periodically reviews its intangible assets to assess recoverability and a charge will be recognized in the consolidated statement of operations if a permanent impairment is determined to have occurred. Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, would be measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be affected if estimated future operating cash flows are not achieved. The Company does not believe that any impairment has occurred and, as a result, no reduction of the estimated useful lives is warranted.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

2.       DETAILS OF BALANCE SHEET

Details of selected balance sheet accounts are as follows (in thousands):



                                                                            June 30, 1999          December 31, 1998
                                                                       -----------------------------------------------------
         Accounts receivable
            Accounts receivable                                           $     2,186                 $     1,680
            Allowance for doubtful accounts                                       (57)                        (75)
                                                                       -----------------------------------------------------
            Accounts receivable, net                                      $     2,129                 $     1,605
                                                                       =====================================================

         Property and equipment
            Furniture, fixtures and equipment                             $     3,379                 $     3,191
            Real property                                                         217                         217
            Leasehold improvements                                                912                         907
                                                                       -----------------------------------------------------
                                                                                4,508                       4,315
            Accumulated depreciation                                           (2,172)                     (1,812)
                                                                       -----------------------------------------------------
                                                                          $     2,336                 $     2,503
                                                                       =====================================================
         Patents and trademarks
            Patents and trademarks                                        $    15,384                 $    15,317
            Accumulated amortization                                           (3,635)                     (3,127)
                                                                       -----------------------------------------------------
                                                                          $    11,749                 $    12,190
                                                                       =====================================================
         Goodwill
            Goodwill                                                      $     2,494                 $     2,494
            Accumulated amortization                                             (601)                       (515)
                                                                       -----------------------------------------------------
                                                                          $     1,893                 $     1,979
                                                                       =====================================================



3.       STOCKHOLDERS' EQUITY

         In May 1998, the Company completed a private placement of 15,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") to a single institutional investor (the "Investor"). To date, through August 4, 1999, the Investor has converted 1,800 shares of Preferred Stock and received 1,155,729 shares of the Company's common stock. See the Company's Report on Form 10-K for the year ended December 31, 1998 and the Company's Report on Form 8-K filed on May 21, 1998 for additional information related to the Preferred Stock transaction.

4.       RELATED PARTY TRANSACTION

         During August 1998, the Company's outside directors unanimously approved the Company's guarantee for a period of up to 90 days of $750,000 of the collateral obligations of the Company's Chairman and President's ("Chairman") family limited partnership ("Partnership") to a brokerage house. Under the terms of the Company's agreement with the Partnership, the brokerage house called on the Company's guarantee, the Partnership then executed and delivered to the Company a promissory note personally guaranteed by Mr. Aronowitz in an amount equal to the amount of the guarantee. The note is a six month note payable on demand and bears interest at the rate of interest charged by the brokerage house (7 3/4 % at June 30, 1999). In February 1999, accrued interest was paid and the note was extended an additional three

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

4.       RELATED PARTY TRANSACTION (Continued)

months. On June 18, 1999, the due date of the outstanding principal amount due of the note was extended until May 28, 2000. To date, the Chairman has repaid $100,000 of the principal amount of the note along with all accrued interest, resulting in a balance of the principal amount advanced under the note of approximately $647,000 at June 30, 1999, which is included in due from related party in the balance sheet.

5.       OTHER EVENTS

         On May 7, 1999, the Company entered into an agreement to retain Janssen/Meyers Associates, L.P. for investment banking and financial consulting services. Janssen/Meyers will act as TCPI's investment banker and financial consultant, provide advice on matters relating to the financial markets in general as well as corporate finance, including possible equity or debt offerings and potential mergers, acquisitions and other strategic transactions.

         On May 11, 1999, Elliott Block, Ph.D. was appointed as the Company's new Chief Executive Officer. Dr. Block is responsible for the Company's strategic direction and day-to-day business operations. Jack L. Aronowitz remains President and Chairman of the Board of Directors and also continues as the Company's Chief Technical Officer where he will focus his full-time efforts on the development and commercialization efforts of TCPI's non-invasive TD Glucose Monitoring System, the Company's new Total and HDL Cholesterol monitoring products, and new product development.

6.       LEGAL PROCEEDINGS

         Management believes, after consultation with counsel, that the allegations against the Company included in the lawsuits described herein are without merit and the Company is vigorously defending each of the allegations. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on the Company's results of operations or financial position.

HIV Saliva Collector

         In December 1998, a jury returned a verdict against TCPI, the Company's Chairman of the Board, Jack L. Aronowitz, and other unrelated corporate and individual defendants (the Lawsuit). In its verdict, the jury found that Mr. Aronowitz had misappropriated trade secrets and awarded damages of $500,000 against him, individually. Additionally, the jury found that both the Company and Mr. Aronowitz intentionally interfered with the plaintiffs' business relationships. The jury awarded approximately $328,000 in damages against the Company, but awarded no damages against Mr. Aronowitz, individually, in connection with this second claim. In January 1999, a judgment against the Company and Mr. Aronowitz was entered by the trial court in accordance with the verdict.

         In January 1999, the Company filed a Notice of Appeal seeking to have the verdicts against both the Company and Mr. Aronowitz set aside. In the event that Mr. Aronowitz is ultimately required to pay the damages to the plaintiffs, the Company is required to indemnify Mr. Aronowitz to the extent permitted by law. The Company has obtained an appeal bond staying enforcement of the judgment against the Company and Mr. Aronowitz until such time as the Appellate Court issues its ruling.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

6.       LEGAL PROCEEDINGS (Continued)

         Management believes, after consultation with counsel, that the Company is likely to prevail on its appeal to set aside the damages awarded and a new trial will be granted by the Appellate Court. The liability, if any, that may result from a new trial cannot be reasonably estimated at this time and therefore no accrual for loss has been recorded in the financial statements as of June 30, 1999.

Non-Invasive Glucose Monitoring Technology

         In November of 1997, a lawsuit was brought against the Company and Mr. Aronowitz in the United States District Court Southern District of Florida related to non-invasive glucose monitoring technology in which the plaintiffs (Americare Diagnostics, Inc. and Joseph P. D'Angelo) alleged, among other things, patent infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion. The Company has counter claims pending against the plaintiffs for libel and slander related to TCPI's non-invasive glucose monitoring technology.

         On September 23, 1998, the Company's motion to dismiss six of the nine counts of the patent infringement lawsuit was granted. The order dismissed all of the counts alleging misappropriation of trade secrets, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion. Prior to the court rendering its decision and order to dismiss, on September 8, 1998, the plaintiffs filed an amended Complaint that contained some of the same counts based on substantially the same facts as in the original Complaint. TCPI's motion to dismiss the amended Complaint is presently pending before the court. At present, the discovery phase of this lawsuit is being conducted and anticipated to be completed later this summer.

Shareholder Class Action

         In November 1998, a purported shareholder class action lawsuit ("Class Action") was filed in the United States District Court for the Southern District of Florida against the Company and its Chief Executive Officer on behalf of various shareholders of TCPI alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Eight additional complaints were subsequently filed and consolidated into one action in March 1999. These claims were filed on behalf of a purported class of persons who purchased the Company's common stock between November 27, 1995 and October 6, 1998. In general, plaintiffs allege that defendants made untrue and misleading statements in the Company's public disclosure documents and in certain press releases, articles and reports. The disclosures relate primarily to the development, clinical testing and viability of the Company's TD Glucose Monitoring System. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorneys' fees. The Company believes the claims lack merit and plans to contest the allegations vigorously. At this time, it is not possible to estimate the ultimate loss, if any, related to these claims and therefore no accrual for loss has been recorded at June 30, 1999. On April 19, 1999, an Amended Consolidated Class Action Complaint was served upon the Company. In response, on June 18, 1999, the Company filed a motion to dismiss the Amended Consolidated Class Action Complaint. Plaintiff's response to this motion has been served and defendants have until August 16, 1999 to serve their reply. Discovery has been stayed pending resolution of the motion to dismiss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

STRATEGIC DIRECTION AND COMPANY BACKGROUND

         Technical Chemicals and Products, Inc. (the "Company" or "TCPI") is in the process of completing a transition toward becoming an integrated designer, developer, manufacturer and global marketer of a wide range of point-of-care medical diagnostic products for use at home, in physician offices, and other healthcare locations which are distributed through domestic and international channels. In addition, the Company's Pharmetrix Division is also involved in the research, development and commercialization of transdermal and dermal drug delivery technologies and skin permeation enhancers. TCPI also manufactures high purity specialty biochemicals. TCPI was formerly a developmental company that manufactured and sold a narrow range of medical diagnostic products and specialty chemicals on an Original Equipment Manufacture ("OEM") basis.

         During the past 29 years, TCPI or its founder have developed more than 330 medical diagnostic and pharmaceutical products which have received marketing clearance by the United States Food and Drug Administration (the "FDA"). Many of the currently marketed products incorporate the Company's patented and proprietary membrane-based technology platform, as do those in various stages of research and development ("R&D") and regulatory approvals. TCPI presently holds 26 U.S. and foreign patents, and has 23 domestic and foreign patent applications pending.

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

The Company's products are distributed worldwide under both OEM marketing relationships with multinational pharmaceutical and diagnostic companies, and are also available to consumers on an over-the-counter basis under TCPI's proprietary HealthCheck and private-label brands. In the OEM sector, most of TCPI's tests for pregnancy and fertility are sold through corporate Roche Diagnostics distributors as well as independent distributors around the world. In January 1999, TCPI opened its international sales and marketing office in Milan, Italy to focus on expanding distribution of the Company's core diagnostic products in Europe, Asia, Africa, the Middle East and Latin America. International expansion of the Company's OEM family planning and HealthCheck diagnostic testing and screening products is ongoing where product sales and/or registration has begun in approximately 27 foreign countries. TCPI's HealthCheck and private-label products are marketed directly and indirectly to pharmacies, supermarkets and mass merchandise retail stores, as well as leading drug wholesale distributors. The Company private labels its family planning products for approximately 20 leading drug, discount and supermarket chains and catalog retailers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

STRATEGIC DIRECTION AND COMPANY BACKGROUND (Continued)

         On July 27, 1998, the Company formed Technical Electronics Corporation, a Joint Venture between TCPI and privately held MicroWeiss Electronics of Babylon, New York in which TCPI holds an 80% equity ownership in the joint venture with Micro Weiss Electronics holding the remaining 20%. The Company retains all rights, title, and interest, including patent rights, to the technology for its meter devices. Technical Electronics Corporation will develop and manufacture electronic measuring devices for TCPI's non-invasive TD Glucose Monitoring System, Total and HDL cholesterol testing meter, and other diagnostic monitoring products being developed by TCPI.

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

         Statements regarding development and FDA clearance of future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible recommendations of health care professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, the possibility of additional equity investments, merger, acquisition or other strategic transaction, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ from those predicted or assumed include, but are not limited to: the satisfactory completion of clinical trials demonstrating efficacy of the TD Glucose Monitoring System; FDA clearance of the TD Glucose Monitoring System; delays in product development; risks associated with the Company's ability to successfully develop and market new products on a profitable basis or at all; availability of labor and sufficient parts and materials to complete the design, construction and manufacturing scale-up of required equipment; ability to complete the design, construction and manufacturing scale-up on a timely basis within budget parameters; receipt of any required regulatory approvals for manufacturing equipment or related facilities; future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; engineering development; lead time for delivery of equipment; the Company's dependence on outside parties such as its key customers, suppliers and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and affects of changes in regulation

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

FORWARD LOOKING STATEMENTS (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

         The Company's operations during the second quarter and first six months of 1999 continued to reflect the ongoing manufacturing scale-up, research and development, and marketing necessary to expand existing product sales as well as introduce new diagnostic testing and screening products for infectious diseases, drugs of abuse and certain types of cancer that are planned for future distribution worldwide.

         Product Sales. The Company's net product sales for the second quarter ended June 30, 1999 increased by 12% to $1.29 million as compared to $1.16 million in the same period a year earlier. Total revenue (net product sales and R&D contract revenue) for the second quarter of 1999 increased by 33% to $1.6 million. Net product sales for the first six months of 1999 were $2.7 million as compared to $2.8 million for the same period a year earlier. Total revenue for the six-month period of 1999 increased by 7% to more than $3.1 million. The increase in quarterly and six month total revenue was achieved due to significantly higher international sales of the Company's OEM family planning products and R&D contract revenue related to transdermal and dermal technologies.

         In addition, the Company has recorded $812,500 in deferred income from the licensing fee paid by LVMH Moet Hennessy Louis Vuitton, Inc. for the exclusive worldwide right to use TCPI's patented SR-38TM skin permeation enhancer for cosmetic uses and the exclusive worldwide right and license to use the SR-38 Trademark in connection with cosmetic uses. Under terms of this 10-year exclusive licensing and supply agreement, LVMH and certain members of the LVMH Group of companies paid TCPI an up-front license fee and will purchase a minimum quantity of SR-38 over the next three years. Revenue to TCPI during the first three years of this agreement is anticipated to be in excess of $3.0 million. LVMH may also order additional quantities of SR-38 from time-to-time in accordance with the terms and conditions of the agreement. Such deferred income will be recognized over time.

         Gross Profit. TCPI's gross profit on product sales for the second quarter of 1999 was $556,000 as compared to $609,000 in the second quarter of 1998 and was $1.1 million for the first six months of 1999 versus $1.5 million in the same period a year earlier. Gross profit as a percent of net sales for the quarterly period moved lower to 43% from 53% and similarly declined for the six month period to 42% from 53% in the prior year period due to a shift in the mix of products sold.

         Selling, General and Administrative. Selling general and administrative ("SG&A") expenses for both the second quarter of 1999 and 1998 remained level at $2.1 million, while SG&A expenses for the first six months of 1999 increased to $4.4 million from $4.1 million in the same period of 1998. This increase was primarily due to the establishment of the Company's international sales and marketing office in Milan, Italy during the first quarter of the current year, as well as ongoing marketing programs, and the engineering phase of the manufacturing scale-up related to the TD Glucose Patches.

         Research and Development. The Company continued to advance its various diagnostic testing products and transdermal drug delivery technologies through development towards commercialization. For the second quarter and first six months of 1999, R&D expenses decreased slightly to $660,000 and $1.2 million, respectively, from the comparative periods a year ago due to the timing of certain R&D expenditures as well as pre-closure activities related to the July 1999 closing of TCPI's transdermal R&D facility in Menlo Park, California. These activities are being continued at the Company's headquarters in Pompano Beach, Florida. The Company continued to incur expenses related to the ongoing development and clinical activity

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

related to its noninvasive TD GlucoseTM Monitoring System and its new Total and HDL cholesterol monitoring products. The future level of R&D expenditures will depend on, among other things, the outcome of clinical testing of products under development (including the TD Glucose Monitoring System and Total and HDL cholesterol monitoring products), delays or changes in government required testing and approval procedures, technological and competitive developments and strategic marketing decisions.

         Net Loss. The net loss for the second quarter of 1999 declined by 7% to less than $2.3 million from the $2.4 million net loss incurred in the second quarter of 1998. The net loss for the first six months of 1999 increased to $4.7 million from $4.6 million in the same period a year earlier. The net loss attributable to common stock for the second quarter of 1999 increased by $39,000 to $2.7 million over the comparable amount for the same quarter a year earlier. The net loss attributable to common stock for the first six months of 1999 was $5.5 million as compared to $4.8 million in the prior year period. The increase in the net loss and loss attributable to common stock was primarily due to a higher accrued redemption accretion and accrued dividends of the preferred stock as well as changes in gross profit due to a shift in product mix.

FINANCIAL CONDITION

         The Company had cash and investments of $6.6 million at June 30, 1999, as compared to $10.3 million at December 31, 1998. Working capital at the end of the second quarter of 1999 was $11.5 million, as compared to $14.7 million at December 31, 1998. The Company had current assets of $12.2 million and stockholders' equity of $30.8 million at June 30, 1999. This compares to current assets of $15.5 million and stockholders' equity of $35.5 million at December 31, 1998.

         The Company expects to continue to draw upon its working capital to purchase production equipment, complete clinical trials and regulatory submissions relating to the TD Glucose Monitoring System and Total and HDL cholesterol monitoring products, engage in research and development related to transdermal drug delivery technology, develop new diagnostic products, conduct clinical trials, continue its investment in marketing and facility expansion, and continue its day-to-day business. In addition, on July 28, 1998, TCPI's Board of Directors authorized a stock repurchase program to buy-back up to 10 percent of the Company's outstanding common stock. Purchases of common stock by the Company may be made from time-to-time in the open market and/or through privately negotiated transactions at prevailing market prices depending on market conditions. To date, the Company has repurchased 87,961 shares. The funds used for such purchase to date came from the Company's working capital. Funds for future purchases, if any, will also come from the Company's working capital.

LIQUIDITY AND CAPITAL RESOURCES

         Throughout 1998 and into 1999, the Company has continued to sustain operating losses that have resulted in the use of its cash reserves. TCPI's future long-term capital expenditure requirements and its ability to ultimately return to profitability will depend, among other things, on the following factors: (i) the time required to obtain regulatory approvals; (ii) the progress of the Company's research and development program; (iii) the ability of the Company to develop additional marketing and distribution alliances, and (iv) the Company's ability to develop and obtain regulatory approval to market new and improved products. The Company anticipates that it will continue to incur net losses until such time, if any, as the Company is able to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

generate sufficient revenues from product sales to sustain its operations and cover expenses related to its growth. There is no assurance that the Company will generate sufficient cash to fund operations and the necessary cash requirements thereof. The Company continues to seek additional financing; however, there can be no assurance that the Company will be able to fund all of its cash requirements and operating losses or that any additional financing will be available to the Company on acceptable terms or at all.

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

YEAR 2000

         The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000s" from dates in the "1900s". These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

         The Company, its division and operating subsidiaries, has implemented a Year 2000 readiness program with the objective of having all significant business systems function properly with respect to the Year 2000 issue before January 1, 2000. Since 1997, the Company has added to its existing computer capabilities as well as installed new computer systems and programs to accommodate anticipated future growth of TCPI's business and internal operations. Due to the general uncertainty with respect to the Year 2000 issue, however, there can be no assurance that all Year 2000 issues will be foreseen and corrected on a timely basis, or that no material disruption of the Company's business will occur.

         In addition, the Company is in the process of conducting a survey of its key vendors and customers as to their readiness for the Year 2000 issue. Until such responses are made, if at all, it is not possible to determine what material impact, if any, the Year 2000 computer issue may have on the Company's business, operations or financial condition. In the event that any of the Company's key vendors and customers do not successfully achieve Year 2000 compliance for their own operations in a timely manner, the Company's business or operations could be adversely affected. The magnitude of any adverse effect cannot be quantified at this time because of variables such as the type and importance of key vendors and customers, the unknown level and duration of noncompliance by these key vendors and customers (and their key vendors and customers), the possible effect on the Company's operations and TCPI's ability to respond to any non-compliance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

YEAR 2000 (Continued)

         The Company believes that its biggest risks related to the Year 2000 issue are associated with potential key vendors and customers as well as a general failure of external local, national or international systems (including power, communications, postal or transportation systems) necessary for the ordinary conduct of business. The Company will continue to assess the risks presented by the Year 2000 problem, however, TCPI does not believe that there are contingency plans it can implement to mitigate the risk of a general failure of external local, national or international systems. The Company is in the process of developing a contingency plan that would allow for the supply of materials and services from alternate key vendors as well as inventory of necessary materials sufficient in the event a disruption occurs as a result of the Year 2000 issue. These contingency plans are subject to uncertainties. The Company cannot guarantee that any estimate of the level, impact or duration of Year 2000 non-compliance by key vendors and customers will be accurate, or that the Company's own contingency plans will be sufficient to mitigate these risks.

         Costs related to the Company's actions to become Year 2000 compliant are funded through cash from operating activities. The estimated costs related to becoming Year 2000 compliant will be approximately $60,000 and through June 30, 1999, the Company has expended approximately $48,000 in connection with the Year 2000 issue. The Company believes the costs related to updating or replacing existing computer systems in order to become Year 2000 compliant will not be material. However, in view of the uncertainties relating to the Year 2000 compliant status of the Company's key vendors and customers, the Company cannot guarantee that the cost of dealing with the Year 2000 issue will be consistent with the foregoing estimates or that the Year 2000 issue will not materially adversely affect TCPI's future operations.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Management believes, after consultation with counsel, that the allegations against the Company included in the lawsuits described herein are without merit and the Company is defending each of the allegations vigorously. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, nor if any such loss will have a material adverse effect on the Company's results of operations or financial position.

HIV Saliva Collector Technology

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

         On January 29, 1999, one day after receiving the final judgment, TCPI and Mr. Aronowitz filed their appeal. This matter is presently pending before the Fourth District Court of Appeal in West Palm Beach, Florida. In the event that Mr. Aronowitz is ultimately required to pay damages to the plaintiffs, the Company is required to indemnify Mr. Aronowitz to the extent permitted by law.

Non-Invasive Glucose Monitoring Technology

         In November of 1997, a lawsuit was brought against the Company and Mr. Aronowitz in the United States District Court Southern District of Florida (Americare Diagnostics, Inc. and Joseph D'Angelo vs. Technical Chemicals and Products, Inc.) related to non-invasive glucose monitoring technology in which the plaintiffs alleged, among other things, patent infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion against the Company and its Chairman and Chief Executive Officer. The Company has pending against Americare Diagnostics and Mr. D'Angelo counterclaims for libel and slander related to TCPI's non-invasive glucose monitoring technology.

         On September 23, 1998, the Company's motion to dismiss six of the nine counts of the patent infringement lawsuit was granted. The order dismissed all of the counts alleging misappropriation of trade secrets, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion. Prior to the court rendering its decision and order to dismiss, on September 8, 1998, the plaintiffs filed an amended Complaint which contained some of the same counts based on substantially the same facts as in the original Complaint. TCPI's motion to dismiss the amended Complaint is presently pending before the court. At present, the discovery phase of this lawsuit is being conducted and anticipated to be completed later this summer.

Shareholder Class Action

         During November 1998 through January 1999, several lawsuits were filed in the United States District Court for the Southern District of Florida against the Company and its Chairman on behalf of various shareholders of TCPI alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. In general, plaintiffs allege that defendants made untrue and misleading statements in the Company's public disclosure documents and in certain press releases, articles and reports. The disclosures relate primarily to the development, clinical testing and viability of the Company's TD Glucose Monitoring System. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorneys' fees. The Company believes the claims lack merit and plans to contest the allegations vigorously. At this time, it is not possible to estimate the ultimate loss, if any, related to these claims and therefore no accrual for loss has been recorded at June 30, 1999.

         The Company does maintain Directors and Officer's Liability Insurance; however, there can be no assurances that such insurance coverage will be adequate to fund the costs of an award, if any, or attorneys' fees. In addition, as an officer and director of the Company, Mr. Aronowitz is indemnified by the Company to the fullest extent permitted under the Florida Business Corporation Act.

ITEM 5.  OTHER INFORMATION

Subsequent Events

Closure of Facility

         Following the expiration of a facility lease in Menlo Park, California, effective July 1999, the Company closed its transdermal research and development facility and relocated the activities of its Pharmetrix Division to the Company's corporate headquarters in Pompano Beach, Florida. In doing so, the Company will maintain associated patents and continue development efforts of its transdermal drug delivery technologies and skin permeation enhancers. TCPI is presently in discussions with several pharmaceutical companies relating to the strategic development of the Pharmetrix patent and product portfolios. The Company will also complete ongoing contract development projects. During 1998, the Company spent in excess of $2.1 million to operate this R&D center.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (b)     Reports On Form 8-K

              No reports on Form 8-K were filed during the quarter for which this report is being filed.

      (c)     Annual Shareholder's Meeting

              Pursuant to notice duly provided, the Company's Annual Shareholder's Meeting was held on June18, 1999 in Ft. Lauderdale, Florida. The only item of business was the election of two (2) Class I directors. The Inspector of Elections established that a quorum was reached and a tabulation of the voting resulted in said directors being re-elected by 9,715,725 votes For and 179,116 votes Abstained.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TECHNICAL CHEMICALS AND PRODUCTS, INC.


Date:    August 16, 1999         By: /s/ Stuart R. Streger
                                     ------------------------------------------
                                     Stuart R. Streger
                                     Vice President and Chief Financial Officer
                                     (Duly authorized officer and principal
                                     accounting officer)