Form 10-Q
period 1999-09-30
TECHNICAL CHEMICALS & PRODUCTS INC
filed 1999-11-09
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-25406

                     TECHNICAL CHEMICALS AND PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

Florida                                                         65-0308922
-------                                                         ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

3341 S.W. 15th Street, Pompano Beach, Florida                      33069
(Address of principal executive offices)                           -----
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
YES   x    NO
     ---     ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                          Outstanding As Of November 8, 1999
               -----                          ----------------------------------

 Common Stock $ .001 par value                              11,978,494



           Transitional Small Business Disclosure Format (check one):

                                YES           NO   x
                                   -----        -------

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                                                         September 30, 1999    December 31, 1998
                                                                       ---------------------------------------------
ASSETS                                                                      (Unaudited)            *(Audited)
Current assets:
   Cash and cash equivalents                                               $    3,312              $  5,207
   Investments                                                                  2,369                 5,048
   Accounts receivable, net                                                     1,102                 1,605
   Inventory                                                                    2,626                 2,550
   Due from related parties                                                       766                   836
   Other                                                                          517                   210
                                                                       ---------------------------------------------
Total current assets                                                           10,692                15,456
                                                                       ---------------------------------------------

Property and equipment, net                                                     2,054                 2,503
Patents and trademarks, net                                                    11,503                12,190
Goodwill, net                                                                   1,850                 1,979
Deferred tax asset, net                                                         4,140                 4,140
Other assets                                                                       87                   101
                                                                       ---------------------------------------------
Total assets                                                               $   30,326              $ 36,369
                                                                       =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $      468              $    390
   Accrued expenses                                                             1,053                   323
                                                                       ---------------------------------------------
Total current liabilities                                                       1,521                   713
                                                                       ---------------------------------------------
Other liabilities                                                                  --                   169
Deferred revenue                                                                  812                    --

Stockholders' equity:
   Preferred stock, $.001 par value:
     Authorized shares--25,000,000;
      Series A 6% Convertible Preferred stock,
         $.001 par value:
     Issued and outstanding shares--12,900
       and 14,700 at 9/30/99 and 12/31/98                                      12,358                13,131
   Common stock, $.001 par value:
     Authorized shares--100,000,000;
     Issued and outstanding shares--
        11,438,465 and 10,006,316 at
        9/30/99 and 12/31/98                                                       11                    10
     Additional paid-in capital                                                41,479                40,697
     Accumulated deficit                                                      (25,855)              (18,351)
                                                                       ---------------------------------------------
Total stockholders' equity                                                     27,993                35,487
                                                                       ---------------------------------------------
Total liabilities and stockholders' equity                                   $ 30,326               $36,369
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

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Continued)

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share data)

                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                           September 30,
                                                     ------------------------------------   ------------------------------------
                                                            1999             1998                  1999              1998
                                                     ------------------------------------    ------------------------------------
Net product sales                                      $       1,267     $       1,457         $       3,942    $       4,243
Cost of product sales                                            750               829                 2,297            2,139
                                                     ------------------------------------    ------------------------------------
Gross profit                                                     517               628                 1,645            2,104

R&D contract revenue                                              --               113                   471              270

Operating expenses:
   Selling, general and administrative                         2,021             1,814                 5,585            5,557
      Litigation expenses                                        764               198                 1,601              568
   Research and development                                      214               615                 1,423            2,057
   Depreciation and amortization                                 430               463                 1,384            1,372
                                                     ------------------------------------    ------------------------------------
                                                               3,429             3,090                 9,993            9,554
                                                     ------------------------------------    ------------------------------------
Loss from operations                                          (2,912)           (2,349)               (7,877)          (7,180)

Other income (expense):
   Interest income                                               117               217                   345              461
   Interest expense                                               (4)               (5)                  (11)             (13)
                                                     ------------------------------------    ------------------------------------
Net loss                                                      (2,799)            (2,137)              (7,543)           (6,732)
                                                     ------------------------------------    ------------------------------------

Accrued preferred redemption
   accretion and dividends                                      (330)             (417)               (1,125)            (613)
                                                     ------------------------------------    ------------------------------------

Loss attributable to common stockholders             $        (3,129)   $       (2,554)      $        (8,668)  $       (7,345)
                                                     ====================================    ====================================

Net loss per common share -
   Basic and Diluted                                 $         (.28)    $         (.26)      $          (.81)  $         (.73)
                                                     ====================================    ====================================

Weighted average number of
   common shares outstanding                              11,099,557         9,975,923            10,714,341       10,001,855
                                                     ====================================    ====================================

See accompanying notes to the condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Continued)

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

                                                                            Nine Months Ended September 30,
                                                                       -------------------------------------------
                                                                              1999                 1998
                                                                       -------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                  $    (7,543)         $    (6,732)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                              1,384                1,372
Changes in operating assets and liabilities:
       Accounts receivable                                                        503                  298
       Inventory                                                                  (76)                (652)
       Accounts payable and accrued expenses                                      808               (1,250)
       Deferred revenue                                                           812                   --
       Other current assets                                                      (179)              (1,127)
                                                                       -------------------------------------------
Net cash used in operating activities                                          (4,291)              (8,091)

INVESTING ACTIVITIES
       Purchase of property and equipment                                         (88)                (311)
       Investment in patents and trademarks                                       (75)                (194)
       Purchase of investments                                                 (5,010)              (1,108)
       Proceeds from sale of investments                                        7,569                3,990
                                                                       -------------------------------------------
Net cash provided by investing activities                                       2,396                2,377

FINANCING ACTIVITIES
       Net proceeds from issuance of Preferred Stock                               --               14,427
       Purchase of common stock                                                    --                 (339)
                                                                       -------------------------------------------
Net cash provided by financing activities                                          --               14,088

Net (decrease) increase in cash and cash equivalents                           (1,895)               8,374
Cash and cash equivalents at beginning of period                                5,207                3,316
                                                                       -------------------------------------------
Cash and cash equivalents at end of period                                $     3,312        $      11,690
                                                                       ===========================================

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

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

2.       STOCKHOLDERS' EQUITY

         In May 1998, the Company completed a private placement of 15,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") to a single institutional investor (the "Investor"). To date, through November 5, 1999, the Investor has converted 2,550 shares of Preferred Stock and received 2,044,419 shares of the Company's common stock. See the Company's Report on Form 10-K for the year ended December 31, 1998 and the Company's Report on Form 8-K filed on May 21, 1998 for additional information related to the Preferred Stock transaction.

3.       RELATED PARTY TRANSACTION

         During August 1998, the Company's outside directors unanimously approved the Company's guarantee for a period of up to 90 days of $750,000 of the collateral obligations of the Company's Chairman and President's ("Chairman") family limited partnership ("Partnership") to a brokerage house. Under the terms of the Company's agreement with the Partnership, the brokerage house called on the Company's guarantee, the Partnership then executed and delivered to the Company a promissory note personally guaranteed by Mr. Aronowitz in an amount equal to the amount of the guarantee. The note is a six month note payable on demand and bears interest at the rate of interest charged by the brokerage house (7 3/4% at September 30, 1999). In February 1999, accrued interest was paid and the note was extended an additional three months. On June 18, 1999, the due date of the outstanding principal amount due of the note was extended until May 28, 2000. To date, the Chairman has repaid $100,000 of the principal amount of the note along with all accrued interest, resulting in a balance of the principal amount advanced under the note of approximately $647,000 at September 30, 1999, which is included in due from related parties in the balance sheet.

4.       LEGAL PROCEEDINGS

         Management believes, after consultation with counsel, that the allegations against the Company included in the lawsuits described herein are without merit and the Company is vigorously defending each of the allegations. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, or if any such loss will have a material adverse effect on the Company's results of operations or financial position. Through the first nine months of 1999, the Company has incurred substantially increased litigation expenses compared to earlier periods.

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

4.       LEGAL PROCEEDINGS (Continued)

         The jury assessed approximately $328,000 in damages against TCPI in connection with this second claim but awarded no damages against Mr. Aronowitz, individually, in connection with that claim. Separately, the jury assessed more than $4.1 million in damages against the other unrelated corporate and individual defendants.

         On January 29, 1999, TCPI and Mr. Aronowitz filed their appeal. This matter is presently pending before the Fourth District Court of Appeal in West Palm Beach, Florida. In the event that Mr. Aronowitz is ultimately required to pay damages to the plaintiffs, the Company is required to indemnify Mr. Aronowitz to the extent permitted by law. The Company has obtained an appeal bond staying enforcement of the judgment against the Company and Mr. Aronowitz until such time as the Appellate Court issues its ruling.

         Management believes, after consultation with counsel, that the Company is likely to prevail on its appeal to set aside the damages awarded and a new trial will be granted by the Appellate Court. The liability, if any, that may result from a new trial cannot be reasonably estimated at this time and therefore no accrual for loss has been recorded in the financial statements as of September 30, 1999.

         NONINVASIVE GLUCOSE MONITORING TECHNOLOGY. In November 1997, a lawsuit was brought against the Company and Mr. Aronowitz in the United States District Court for the Southern District of Florida (Americare Diagnostics, Inc. and Joseph D'Angelo vs. Technical Chemicals and Products, Inc.) related to noninvasive glucose monitoring technology in which the plaintiffs alleged, among other things, patent infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion against the Company and its Chairman. The Company has pending against Americare Diagnostics and Dr. D'Angelo counterclaims for libel and slander related to TCPI's noninvasive glucose monitoring technology.

         On September 23, 1998, the Company's motion to dismiss six of the nine counts of the patent infringement lawsuit was granted. The order dismissed all of the counts alleging misappropriation of trade secrets, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion. Prior to the court rendering its decision and order to dismiss, on September 8, 1998, the plaintiffs filed an amended Complaint that contained some of the same counts based on substantially the same facts as in the original Complaint. TCPI's motion to dismiss the amended Complaint is pending before the court. At present, the discovery phase of this lawsuit is ongoing.

         SHAREHOLDER CLASS ACTION. During November 1998 through January 1999, several lawsuits were filed in the United States District Court for the Southern District of Florida against the Company and its Chairman on behalf of various shareholders of TCPI alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. In general, plaintiffs allege that defendants made untrue and misleading statements in the Company's public disclosure documents and in certain press releases, articles and reports. The disclosures relate primarily to the development, clinical testing and viability of the Company's TD Glucose Monitoring System. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorneys' fees. The Company believes the claims lack merit and plans to contest the allegations vigorously. On April 19, 1999, an Amended Consolidated Class Action Complaint was served upon the Company. In response, on June 18, 1999, the Company filed a motion to dismiss the Amended

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

4.       LEGAL PROCEEDINGS (Continued)

Consolidated Class Action Complaint. Plaintiff's response to this motion, as well as defendant's reply, have been served. Discovery has been stayed pending resolution of the motion to dismiss. At this time, it is not possible to estimate the ultimate loss, if any, related to these claims and therefore no accrual for loss has been recorded as of September 30, 1999.

         The Company maintains Directors and Officer's Liability Insurance; however, there can be no assurance that such insurance coverage will be adequate to fund the costs of an award, if any, or attorneys' fees. In addition, as an officer and director of the Company, Mr. Aronowitz is indemnified by the Company to the fullest extent permitted under the Florida Business Corporation Act.

         ARBITRATION. On August 27, 1999, the U.S. District Court for the Northen District of California confirmed an arbitration award against the Company in favor of Hooper & Associates, Inc. for $197,807. Gary Hooper was the president and chief operating officer of Pharma Patch, PLC. The Company acquired certain assets of Pharma Patch, PLC in November 1995. The arbitration award found that Mr. Hooper was entitled to that amount pursuant to an employment agreement between Mr. Hooper and Pharma Patch, PLC. At this time, no accrual for loss has been recorded as of September 30, 1999.

5.       OTHER INFORMATION

         Effective September 10, 1999, the Company's vice president and chief financial officer, Stuart R. Streger, resigned to become the chief operating officer at a privately held company in Miami, Florida not involved in the medical diagnostics industry. Mr. Streger continues to serve as an advisor and consultant to the Company during the transition period. Edmond Fee, the Company's controller and a Certified Public Accountant, is acting as interim chief financial officer.

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

         Statements regarding development and FDA clearance of future products, future prospects, business plans and strategies, future revenues and revenue sources, the resolution of pending litigation, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible recommendations of health care professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, the possibility of additional equity investments, mergers, acquisitions or other strategic transactions, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward-looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ from those predicted or assumed include, but are not limited to: the satisfactory completion of clinical trials demonstrating efficacy of the TD Glucose(TM) Monitoring System; FDA clearance of the TD Glucose Monitoring System; delays in product development; risks associated with the Company's ability to successfully develop and market new products on a profitable basis or at all; availability of labor and sufficient parts and materials to complete the design, construction and manufacturing scale-up of required equipment; ability to complete the design, construction and manufacturing scale-up on a timely basis within budget parameters; receipt of any required regulatory approvals for manufacturing equipment or related facilities; future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute its business plans; engineering development; lead time for delivery of equipment; the Company's dependence on outside parties such as its key customers, suppliers, licensing and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and effects of changes in regulation (including risks associated with obtaining requisite governmental approvals for the Company's products); the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with domestic and international growth and expansion; risks associated with international operations (including risk associated with international economies, currencies and business conditions); risks associated with obtaining patents and other protections of intellectual property; risks associated with uncertainty of litigation and appeals; the Company's limited cash reserves and sources of liquidity; uncertainties in availability of expansion capital in the future and other risks associated with capital markets, as well as those listed in the Company's other press releases and in its other filings with the Securities and Exchange Commission. The Company may determine to discontinue or delay the development of any or all of its products under development at any time.

         For a complete description of the Company's products and business, see
Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

         The Company's operations during the third quarter and first nine months of 1999 continued to reflect the ongoing research and development, manufacturing scale-up, and marketing with the goal of expanding existing product sales and introducing new diagnostic testing and screening products for infectious diseases, drugs of abuse and certain types of cancer that are planned for future distribution worldwide.

         Product Sales. The Company's net product sales for the third quarter ended September 30, 1999 declined to $1.3 million as compared to $1.5 million in the same period a year earlier. Net product sales for the first nine months of 1999 were $3.9 million as compared to $4.2 million for the same period a year earlier. The Company achieved higher third quarter sales of its HealthCheck(R) and private label diagnostic products which were offset by lower sales of its international OEM (original equipment manufacture) family planning and other diagnostic products. However, for the nine-month period, international sales of OEM family planning products were higher than the comparable period. The Company's HealthCheck and private label sales were flat while the other diagnostic products experienced a decline.

         Gross Profit. TCPI's gross profit on product sales for the third quarter of 1999 was $517,000 as compared to $628,000 in the third quarter of 1998 and was $1.6 million for the first nine months of 1999 versus $2.1 million in the same period a year earlier. Gross profit as a percent of net sales for the third quarter declined slightly to approximately 41% as compared to 43% in the third quarter a year earlier. For the nine month period, the gross profit as a percent of net sales declined to 42% from 50% in the prior year period due to a shift in the mix of products sold.

         Selling, General and Administrative. Selling general and administrative ("SG&A") expenses for the third quarter of 1999, exclusive of litigation expenses, increased slightly to $2.0 million from $1.8 million in the same quarter a year earlier, while SG&A expenses for the first nine months of 1999 remained constant at $5.6 million as compared to the same period of 1998.

         The Company incurred unusually high costs for litigation through the first nine months of 1999. These litigation expenses amounted to $1.6 million with nearly half, or $764,000 in litigation expenses, incurred during the third quarter of 1999. This compares to litigation expenses of $568,000 and $198,000 for the comparable periods of 1998, respectively.

         Research and Development. The Company continued to advance its various diagnostic testing products. For the third quarter and first nine months of 1999, R&D expenses decreased significantly due to the July 1999 closing of TCPI's transdermal R&D facility in Menlo Park, California, as well as the timing of certain R&D expenditures. For the third quarter of 1999, R&D expenses decreased to $214,000 from $615,000 in the same quarter a year ago and for the first nine months of 1999 R&D expenses decreased to $1.4 million from $2.1 million incurred in the prior year period. The Company continued to incur expenses related to the ongoing development and clinical activity related to its noninvasive TD Glucose(TM) Monitoring System and its new Total and HDL cholesterol monitoring products.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

         Net Loss. The net loss for the third quarter of 1999 increased to $2.8 million from the $2.1 million net loss incurred in the third quarter of 1998. The net loss for the first nine months of 1999 increased to $7.5 million from $6.7 million in the same period a year earlier. The net loss attributable to common stockholders for the third quarter of 1999 increased to $3.1 million from $2.6 million for the same quarter a year earlier. The net loss attributable to common stockholders for the first nine months of 1999 was $8.7 million as compared to $7.3 million in the prior year period. The increase in the net loss and loss attributable to common stockholders was in large part due to substantially increased litigation expenses of $764,000 for the third quarter of 1999 and $1.6 million for the first nine months of 1999.

FINANCIAL CONDITION

         The Company had cash and investments of $5.7 million at September 30, 1999, as compared to $10.3 million at December 31, 1998. Working capital at the end of the third quarter of 1999 was $9.2 million, as compared to $14.7 million at December 31, 1998. The Company had current assets of $10.7 million and stockholders' equity of $28.0 million at September 30, 1999. This compares to current assets of $15.5 million and stockholders' equity of $35.5 million at December 31, 1998.

         The Company expects to continue to draw upon its working capital to purchase production equipment, complete clinical trials and regulatory submissions relating to the TD Glucose Monitoring System and Total and HDL cholesterol monitoring products, engage in research and development related to transdermal drug delivery technology, develop new diagnostic products, conduct clinical trials, continue its investment in marketing and facility expansion, and continue its day-to-day business. In addition, on July 28, 1998, TCPI's Board of Directors authorized a stock repurchase program to buy-back up to 10 percent of the Company's outstanding common stock. Purchases of common stock by the Company may be made from time to time in the open market and/or through privately negotiated transactions at prevailing market prices depending on market conditions. To date, the Company has repurchased 87,961 shares. The funds used for such repurchase to date have come from the Company's working capital. Funds for future repurchases, if any, are anticipated to also come from the Company's working capital.

LIQUIDITY AND CAPITAL RESOURCES

         Throughout 1998 and into 1999, the Company has continued to sustain operating losses that have resulted in the use of its cash reserves. For the nine months ended September 30, 1999, the Company utilized $4.3 million in cash for operating activities, of which $2.4 million was generated through the sale of investments and $1.9 million through the use of cash and cash equivalents. The Company believes it will continue to have negative cash flow from operating activities in the near future. The Company intends to fund this shortfall from its current assets; however, it may also elect to raise additional capital or sell certain assets during the next or subsequent quarters.

         The Company anticipates that it will continue to incur net losses, and use its cash reserves, until its products under development are introduced into the market. The Company cannot anticipate when these new products will be ready for marketing. However, the Company intends to reduce expenses and seek additional distribution channels to sell its existing products to minimize its net losses while it awaits anticipated completion of the clinical trials and receipt of governmental approvals for its products under development.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company's long-term ability to meet its liquidity requirements and to continue operations will depend on (i) its ability to implement this strategy,
(ii) the successful completion of clinical trials and receipt of governmental approvals to begin manufacturing and selling its new products and (iii) the ability of the Company to sell its new products at a profit. If the Company is unable to reduce its operating losses, either in the short term or long term, and it is unable to obtain additional funding, the Company would have to consider selling some or all of its technologies, reduce or terminate completely its research and development activities, or reduce or discontinue some or all of its operations. There is no assurance that the Company will generate sufficient cash to fund operations and the necessary cash requirements thereof. The Company may continue to seek additional financing; however, there can be no assurance that the Company will be able to fund all of its cash requirements and operating losses or that any additional financing will be available to the Company on acceptable terms or at all. The future level of R&D expenditures will depend on, among other things, the outcome of clinical testing of products under development (including the TD Glucose Monitoring System and Total and HDL cholesterol monitoring products), delays or changes in government required testing and approval procedures, cash flow, technological and competitive developments, and strategic marketing decisions.

         The Company's future working capital and capital expenditure requirements may vary materially from those now planned depending on numerous factors, including additional manufacturing scale-up costs for the Company's current and future products, possible future acquisitions, the focus and direction of the Company's research and development programs, competitive and technological advances, possible future strategic alliances and relationships with marketing partners, the FDA regulatory process, the regulatory process in foreign countries, and the Company's marketing and distribution strategy. If the Company's growth exceeds its plans, additional working capital may be needed.

YEAR 2000

         The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000s" from dates in the "1900s". These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

         The Company, its divisions and operating subsidiaries, have implemented a Year 2000 readiness program with the objective of having all significant business systems function properly with respect to the Year 2000 issue before January 1, 2000. Since 1997, the Company has added to its existing computer capabilities as well as installed new computer systems and programs to accommodate anticipated future growth of TCPI's business and internal operations. Due to the general uncertainty with respect to the Year

2000 issue, however, there can be no assurance that all Year 2000 issues will be foreseen and corrected on a timely basis, or that no material disruption of the Company's business will occur.

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

         The Company believes that its biggest potential risks related to the Year 2000 issue are associated with potential key vendors and customers as well as a general failure of external local, national or international systems (including power, communications, postal or transportation systems) necessary for the ordinary conduct of business. The Company will continue to assess the risks presented by the Year 2000 problem, however, TCPI does not believe that there are contingency plans it can implement to mitigate the risk of a general failure of external local, national or international systems. The Company is in the process of developing a contingency plan that would allow for the supply of materials and services from alternate key vendors as well as inventory of necessary materials sufficient in the event a disruption occurs as a result of the Year 2000 issue. These contingency plans are subject to uncertainties. The Company cannot guarantee that any estimate of the level, impact or duration of Year 2000 noncompliance by key vendors and customers will be accurate, or that the Company's own contingency plans will be sufficient to mitigate these risks.

         Costs related to the Company's actions to become Year 2000 compliant are funded through cash from operating activities. The total estimated costs related to Year 2000 compliance efforts described herein will be approximately $60,000 and through September 30, 1999, the Company has expended approximately $48,000 in connection with the Year 2000 issue. The Company believes the costs related to updating or replacing existing computer systems in order to become Year 2000 compliant will not be material. However, in view of the uncertainties relating to the Year 2000 compliant status of the Company's key vendors and customers, the Company cannot guarantee that the cost of dealing with the Year 2000 issue will be consistent with the foregoing estimates or that the Year 2000 issue will not materially adversely affect TCPI's future operations.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Management believes, after consultation with counsel, that the allegations against the Company included in the lawsuits described herein are without merit and the Company is defending each of the allegations vigorously. The Company also is subject to claims and suits arising in the ordinary course of business. At this time, it is not possible to estimate the ultimate loss or gain, if any, related to these lawsuits, or if any such loss will have a material adverse effect on the Company's results of operations or financial position. Through the first nine months of 1999, the Company has incurred substantially increased litigation expenses. These litigation expenses amounted to $1.6 million with approximately half, or $764,000 in litigation expenses, incurred during the third quarter of 1999.

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

         On December 30, 1998, a jury returned a verdict in this lawsuit finding that TCPI did not misappropriate the plaintiffs' trade secrets, but found that Mr. Aronowitz had intentionally misappropriated such trade secrets and assessed damages of $500,000 against him, individually. Additionally, the jury found that both the Company and Mr. Aronowitz intentionally interfered with the plaintiffs' business relationships. The jury assessed approximately $328,000 in damages against TCPI in connection with this second claim but awarded no damages against Mr. Aronowitz, individually, in connection with that claim. Separately, the jury assessed more than $4.1 million in damages against the other unrelated corporate and individual defendants.

         On January 29, 1999, TCPI and Mr. Aronowitz filed their appeals. This matter is presently pending before the Fourth District Court of Appeal in West Palm Beach, Florida. In the event that Mr. Aronowitz is ultimately required to pay damages to the plaintiffs, the Company is required to indemnify Mr. Aronowitz to the extent permitted by law. The Company has obtained an appeal bond staying enforcement of the judgment against the Company and Mr. Aronowitz until such time as the Appellate Court issues its ruling.

         Management believes, after consultation with counsel, that the Company is likely to prevail on its appeal to set aside the damages awarded and a new trial will be granted by the Appellate Court. The liability, if any, that may result from a new trial cannot be reasonably estimated at this time and therefore no accrual for loss has been recorded in the financial statements as of September 30, 1999.

NONINVASIVE GLUCOSE MONITORING TECHNOLOGY

         In November 1997, a lawsuit was brought against the Company and Mr. Aronowitz in the United States District Court for the Southern District of Florida (Americare Diagnostics, Inc. and Joseph D'Angelo vs. Technical Chemicals and Products, Inc.) related to noninvasive glucose monitoring technology in which the plaintiffs alleged, among other things, patent infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion against the Company and its Chairman. The Company has pending against Americare Diagnostics and Mr. D'Angelo counterclaims for libel and slander related to TCPI's noninvasive glucose monitoring technology.

         On September 23, 1998, the Company's motion to dismiss six of the nine counts of the patent infringement lawsuit was granted. The order dismissed all of the counts alleging misappropriation of trade secrets, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion. Prior to the court rendering its decision and order to dismiss, on September 8, 1998, the plaintiffs filed an amended Complaint that contained some of the same counts based on substantially the same facts as in the original Complaint. TCPI's motion to dismiss the amended Complaint is pending before the court. At present, the discovery phase of this lawsuit is ongoing.

SHAREHOLDER CLASS ACTION

         During November 1998 through January 1999, several lawsuits were filed in the United States District Court for the Southern District of Florida against the Company and its Chairman on behalf of various shareholders of TCPI alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. In general, plaintiffs allege that defendants made untrue and misleading statements in the Company's public disclosure documents and in certain press releases, articles and reports. The disclosures relate primarily to the development, clinical testing and viability of the Company's TD Glucose Monitoring System. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorneys' fees. The Company believes the claims lack merit and plans to contest the allegations vigorously. On April 19, 1999, an Amended Consolidated Class Action Complaint was served upon the Company. In response, on June 18, 1999, the Company filed a motion to dismiss the Amended Consolidated Class Action Complaint. Plaintiff's response to this motion, as well as defendant's reply, have been served. Discovery has been stayed pending resolution of the motion to dismiss. At this time, it is not possible to estimate the ultimate loss, if any, related to these claims and therefore no accrual for loss has been recorded as of September 30, 1999.

         The Company maintains Directors and Officer's Liability Insurance; however, there can be no assurance that such insurance coverage will be adequate to fund the costs of an award, if any, or attorneys' fees. In addition, as an officer and director of the Company, Mr. Aronowitz is indemnified by the Company to the fullest extent permitted under the Florida Business Corporation Act.

ARBITRATION

         On August 27, 1999, the U.S. District Court for the Northen District of California confirmed an arbitration award against the Company in favor of Hooper & Associates, Inc. for $197,807. Gary Hooper was the president and chief operating officer of Pharma Patch, PLC. The Company acquired certain assets of Pharma Patch, PLC in November 1995. The arbitration award found that Mr. Hooper was entitled to that amount pursuant to an employment agreement between Mr. Hooper and Pharma Patch, PLC.

ITEM 2.  OTHER INFORMATION

MANAGEMENT CHANGE

         Effective September 10, 1999, the Company's vice president and chief financial officer, Stuart R. Streger, resigned to become the chief operating officer at a privately held company in Miami, Florida not involved in the medical diagnostics industry. Mr. Streger continues to serve as an advisor and consultant to the Company during the transition period. Edmond Fee, the Company's controller and a Certified Public Accountant, is acting as interim chief financial officer.

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

ITEM 3.  SUBSEQUENT EVENTS

         On October 8, 1999, the Company issued a clarification statement that certain information contained in the Company's 1995 Initial Public Offering Prospectus relating to the educational background of the Company's President, Chairman and Chief Technical Officer, Jack L. Aronowitz, was incorrect. It has recently come to the attention of the Board of Directors that Mr. Aronowitz has no college or post graduate degrees. However, the Company does not believe that this inaccuracy will have a material adverse effect on the operations of the Company.

         On October 11, 1999, the Company announced that TCPI and Daiichi Pharmaceutical Co. Ltd. mutually agreed to end discussions related to the exclusive license of the Company's noninvasive TD Glucose Monitoring System in Japan and Taiwan. In addition, the Company stated that it has resumed exploratory discussions with other Japanese firms with respect to marketing and distribution rights.

         On October 12, 1999, the Company announced that on October 1, 1999 it submitted a 510(k) application to the United States Food and Drug Administration
(FDA) seeking over-the-counter marketing clearance for the Company's new HealthCheck(R) Total Cholesterol Home Screening Test. Such application is presently pending before the FDA.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 10.17

         Employment Agreement between Elliott Block, Ph.D. and the Company effective as of May 10, 1999 and executed on September 10, 1999.

(b)      Reports On Form 8-K

         On September 10, 1999, the Company filed a Report on Form 8-K related to the resignation of the Company's vice president and chief financial officer, and subsequent appointment of the Company's controller as interim chief financial officer.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TECHNICAL CHEMICALS AND PRODUCTS, INC.


Date: November 9, 1999         By: /s/ Edmond Fee
                                   -------------------------------------
                               Edmond Fee
                               Controller and Interim Chief Financial Officer
                               (Duly authorized principal accounting officer)