Form 10-K
period 1999-12-31
TECHNICAL CHEMICALS & PRODUCTS INC
filed 2000-03-31
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates as of March 27, 2000 was approximately $39,411,432 (based upon the closing sale price of $1.59375 per share on the Nasdaq National Market on March 27, 2000).

         As of March 27, 2000, 29,541,258 shares of the Registrant's $.001 par value Common Stock were outstanding.

                       Documents Incorporated By Reference
                       -----------------------------------
         The Registrant's Definitive Proxy Statement related to the 2000
        Annual Shareholder's Meeting is incorporated by reference in Part
          III to the extent provided in Items 10, 11, 12 and 13 hereof.

                       EXHIBIT INDEX IS LOCATED ON PAGE 58



                                      INDEX

Description                                                                               Page Number
-----------                                                                               -----------

                                     PART I

Item 1.   Business                                                                                4
                  The Company                                                                     4
                  Forward Looking Statements                                                      5
                  Strategic Direction                                                             6
                  Key Products                                                                    7
                  Non-Invasive Glucose Monitoring                                                 7
                  Cholesterol Monitoring                                                         10
                  HealthCheck(R)Home Diagnostic Products                                         11
                  Diagnostic Product Portfolio                                                   12
                  Transdermal/Dermal Technology Portfolio                                        14
                  Biochemical Manufacturing                                                      14
                  Product Research and Development                                               14
                  Manufacturing and Materials                                                    15
                  Patents, Trademarks and Technologies                                           15
                  Competition                                                                    17
                  Distribution and Marketing                                                     17
                  Employees                                                                      18
                  Year 2000                                                                      18
                  Governmental Regulation                                                        18
                  Product Liability Insurance                                                    20

Item 2.   Properties                                                                             20

Item 3.   Legal Proceedings                                                                      20

Item 4.   Submission Of Matters To A Vote Of Security Holders                                    23

                                     PART II

Item 5.   Market For Registrant's Common Equity And Related
          Stockholder Matters                                                                    23

Item 6.   Selected Financial Data                                                                24

Item 7.   Management's Discussion And Analysis Of Financial Condition
          And Results Of Operations                                                              25




                                     PART II
                                    (Cont'd.)

                  Results Of Operations                                                          25
                  Year Ended December 31, 1999 Compared
                     To Year Ended December 31, 1998                                             25
                  Year Ended December 31, 1998 Compared
                     To Year Ended December 31, 1997                                             26
                  Financial Condition                                                            27
                  Liquidity And Capital Resources                                                27

Item 7a. Quantitative and Qualitative Disclosures About Market Risks                             29

Item 8.  Financial Statements And Supplementary Data                                             29
                  Report Of Independent Certified Public Accountants                             30
                  Consolidated Balance Sheets                                                    31
                  Consolidated Statements Of Operations                                          32
                  Consolidated Statements Of Stockholders' Equity                                33
                  Consolidated Statements Of Cash Flows                                          35
                  Notes To Consolidated Financial Statements                                     36

Item 9.   Changes In And Disagreements With Accountants On
                  Accounting And Financial Disclosure                                            50

                                    PART III

Item 10.  Directors And Officers Of The Registrant                                               51

Item 11.  Executive Compensation                                                                 54

Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                                                        54

Item 13.  Certain Relationships and Related Transactions                                         54

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, And
           Reports On Form 8-K                                                                   54

                  Schedule II - Valuation and Qualifying Accounts                                54
                  Exhibits Description                                                           55
                  Signatures                                                                     57
                  Index to Exhibits                                                              58
                  Consent of Ernst & Young LLP                                                   60

                                     PART I

ITEM 1.  BUSINESS

The Company

         Technical Chemicals and Products, Inc. (the "Company" or "TCPI") develops, manufactures and distributes a range of point-of-care medical diagnostic products for use at home, in physician offices, and other healthcare locations that are distributed through domestic and international channels. In addition, TCPI also owns a broad, patent-protected proprietary portfolio of transdermal and dermal drug delivery technologies and skin permeation enhancers. The Company also manufactures high purity specialty biochemicals.

         TCPI is currently scaling up to manufacture and market in the U.S. and internationally approximately 47 medical diagnostic testing products that utilize the Company's patented membrane-based technology. To date, 29 of these diagnostic products have received 510(k) marketing clearance from the United States Food and Drug Administration (the "FDA"). The balance of the Company's diagnostic products are, from time-to-time, in various stages of development, clinical and regulatory review in the U.S. and overseas, or intended for export outside the U.S. (See - Product Portfolios.) Of the Company's currently marketed diagnostic products, many incorporate TCPI's patented and proprietary membrane-based technology platform. TCPI presently holds 26 U.S. and foreign patents, and has 61 domestic and foreign patent applications pending.

         The Company's diagnostic portfolio presently includes testing and screening products for (a) family planning (pregnancy and ovulation timing), (b) cholesterol monitoring and detection of diabetes, urinary tract infection and kidney and bladder disease, skin cancer and deteriorating vision, (c) infectious diseases, (d) drugs of abuse, (e) cardiac markers, and (f) certain types of cancer. TCPI's transdermal/dermal technology portfolio includes development-stage products in the areas of smoking addiction reduction, hormone replacement therapy, and cardiovascular disease, as well as commercialization of skin permeation enhancers.

         The Company also has certain key products in various stages of development and clinical trials that include its noninvasive TD GlucoseTM Monitoring System (the "TD Glucose Monitoring System") for diabetics; its new Total and HDL Cholesterol screening and monitoring products for over-the-counter use and professional use; and its HealthCheck(R) and private-label brands of over-the-counter diagnostic screening tests for at-home use by consumers.

         The Company's diagnostic products are marketed worldwide through multiple distribution channels that include (a) Original Equipment Manufacture ("OEM") marketing relationships with multinational pharmaceutical and diagnostic companies for product use on a professional and/or over-the-counter basis, (b) over-the-counter sales of TCPI's proprietary HealthCheck and private-label brands for consumer use on an over-the-counter basis, and (c) Internet sales via the Company's web site, www.health-check.com. In the OEM sector, a majority of the Company's family planning products for pregnancy and fertility are marketed by Roche Diagnostics for international distribution under their trademark. This sector also includes marketing of TCPI's screening tests for drugs of abuse and infectious diseases by other OEM customers for distribution in the U.S. and/or international markets based on regulatory clearance. In addition, in January 1999, the Company opened its international sales and marketing office in Milan, Italy to expand distribution of TCPI's diagnostic products outside of North America. International expansion of the Company's diagnostic products is ongoing. Product marketing and/or registration with local health officials is underway in a number of foreign countries. TCPI's HealthCheck and private-label diagnostic products are currently available in more than 17,000 pharmacies, supermarkets and mass merchandise retail stores throughout the United States and Canada as well as community pharmacies that are supplied directly by the leading drug wholesale distributors. The Company private labels its family planning products for 7 leading drug, discount and supermarket chains. In 1999, sales of the Company's products to Roche Holdings AG accounted for approximately 31% of sales; CVS Distribution, Inc. (CVS Drug Stores) accounted for approximately 25% of sales; and LVMH Moet Hennessy Louis Vitton, Inc. accounted for approximately 13% of sales.

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

         Statements regarding development and FDA clearance of future products, future prospects, business plans and strategies, future revenues and revenue sources, the resolution of pending litigation, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible recommendations of health care professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, the possibility of additional equity investments, mergers, acquisitions or other strategic transactions, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward-looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to: the satisfactory completion of clinical trials demonstrating efficacy of the TD GlucoseTM Monitoring System; FDA and foreign regulatory clearance of the TD Glucose Monitoring System; delays in product development; risks associated with the Company's ability to successfully develop and market new products on a profitable basis or at all; availability of labor and sufficient parts and materials to complete the design, construction and manufacturing scale-up of required equipment; ability to complete the design, construction and manufacturing scale-up on a timely basis within budget parameters; receipt of any required regulatory approvals for manufacturing equipment or related facilities; future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute its business plans; engineering development; lead time for delivery of equipment; the Company's dependence on outside parties such as its key customers, suppliers, licensing and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and effects of changes in regulation (including risks associated with obtaining requisite FDA and other governmental approvals for the Company's products); the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with domestic and international growth and expansion; risks associated with international operations (including risk associated with international economies, currencies and business conditions); risks associated with obtaining and maintaining patents and other protections of intellectual property; risks associated with uncertainty of litigation and appeals, and the payment of judgments not reversed on appeal or otherwise; the Company's limited cash reserves and sources of liquidity; uncertainties in availability of expansion capital in the future and other risks associated with capital markets, including funding of ongoing operations, risks associated with the Company's ability to negotiate and obtain additional financing, equity investments or strategic transactions on favorable terms or at all, as well as those listed in the Company's other press releases and in its other filings with the Securities and Exchange Commission. The Company may determine to discontinue or delay the development of any or all of its products under development at any time. Moreover, the Company may not be able to successfully develop and market new products, enter into strategic alliances or implement any or all of its operating strategy unless it is able to generate additional liquidity and working capital.

Strategic Direction

Diagnostic Products:

         TCPI's core strategic objective is to continue to develop, manufacture and market a range of point-of-care medical diagnostic products for distribution through multiple channels on a global basis. To do so, the Company intends to become a fully integrated organization capable of providing the medical diagnostic marketplace with products that offer accuracy, efficacy, ease of use and reduced costs. In order to accomplish this objective, the Company has developed the following strategy:

         Provide Accurate, Easy to Use and Cost Effective Products. The Company has developed and is continuing to seek to develop and market medical diagnostic products that it believes are accurate, easy to use and cost-effective, and provide disease-specific information to health care providers and patients. The Company believes that its business approach is consistent with current trends to reduce the overall cost of health care by providing high quality, value-added products that offer an improved benefit to cost ratio over competitive products, where they exist.

         Provide a Range of Products. The Company has developed and is continuing to develop and market a range of medical diagnostic products. The Company believes that a diversified product base could increase potential business opportunities, provide a stream of new product introductions over time and reduce the risks associated with reliance on a single product or technology.

         Focus on Large Market Opportunities. The Company concentrates its development efforts on large existing markets in which the Company believes there could be significant demand for its products. For example, industry estimates project the worldwide finger-stick blood glucose monitoring market to be approximately over $4 billion annually.

         Enter into Strategic Alliances. TCPI intends to expand distribution of certain of its medical diagnostic products and also enter into strategic alliances with large multinational pharmaceutical and medical diagnostic companies as well as independent distributors for the distribution and marketing of many of its diagnostic products. The Company believes that these companies will have significantly greater financial, marketing and other resources than the Company such that they will be able to market TCPI's products through a broader range of distribution channels.

         Expand Distribution. The Company intends to continue to expand direct and indirect distribution of its over-the-counter HealthCheck and private-label family planning products as well as OEM and private-label distribution of its diagnostic testing and screening products for drugs of abuse, infectious diseases and certain types of cancer throughout North America and certain international markets.

         There can be no assurance that the Company will be able to successfully develop and market new products on a profitable basis or at all; or that the Company will be able to successfully negotiate strategic alliances with such major multinational pharmaceutical and medical diagnostic companies or at all, or that the terms of any such alliances will be more favorable to the Company than the terms that the Company could otherwise obtain.

Transdermal Technologies:

         The Company anticipates that the ongoing commercialization of its skin permeation enhancers will likely continue. In June 1999, the Company closed its transdermal/dermal research and development facility in California. As a result, the strategic direction related to TCPI's portfolio of transdermal/dermal drug delivery technology will likely advance only with third party involvement to fund final product development, conduct clinical testing and obtain regulatory approvals, and market the product; or license or divest the technology or related patents.

         There can be no assurance that the Company will be able to successfully negotiate strategic alliances with third parties on favorable terms or at all.

Key Products

Non-Invasive Glucose Monitoring

         The Product. TCPI is developing its noninvasive TD Glucose Monitoring System intended to be a painless, bloodless, easy to use and rapid method for diabetics to monitor their glucose levels without the discomfort and inconvenience associated with available finger stick blood glucose monitoring systems. The TD Glucose Monitoring System is designed to be completely noninvasive, nontoxic and safe. It consists of a hand-held electronic TD Glucose Meter and single-use transdermal TD Glucose Patch that is applied to the forearm for five minutes and read by the TD Glucose Meter to produce an instant glucose reading. The retail price of the TD Glucose Monitoring System will be determined in conjunction with any strategic partners responsible for distribution and marketing, and is expected to be competitive with currently available finger-stick blood glucose monitoring systems.

         The TD Glucose Monitoring System combines proprietary and patent-pending transdermal technology with TCPI's patented membrane-based diagnostic technology, which is the technological platform for most of the Company's diagnostic products. The product is designed to permit dermal glucose to be accessed and transported into the patch where it causes an end-point chemical reaction and color change in the membrane. Special optics in a hand-held electronic meter detect the color change and produce a glucose reading.

         Clinical Trials. Clinical trials for the TD Glucose Monitoring System remain ongoing. At this time, the Company anticipates being able to complete these clinical activities and file a regulatory submission to the FDA during the year 2000 seeking marketing clearance for the TD Glucose Monitoring System under the 510(k) pre-market notification process.

         Limited clinical study data related to the TD Glucose Monitoring System were presented at the 1998 European Association for the Study of Diabetes conference in Barcelona, Spain. Data from ongoing clinical studies were presented during June 1999 at a Symposium at the America Diabetes Association annual meeting held in San Diego, California. With respect to both studies, the TD Glucose Monitoring System demonstrated a high degree of correlation with current finger-stick blood glucose monitoring technology.

         The Company anticipates that its first-generation noninvasive glucose monitoring technology will be available by prescription. The physician would then determine whether to calibrate the TD Glucose Meter to the individual diabetic patient or utilize universal algorithms such that individual calibration is not necessary. At this time, the recommended calibration interval required for the TD Glucose Meter will be determined by the outcome of the clinical trials. The Company anticipates that future generations of the TD Glucose Monitoring System may include advancements in available features.

         There can be no assurance that the clinical trials will be completed on a timely basis or that such clinical trials will be successful or produce data suitable for submission to the FDA. In addition, there can be no assurance that the FDA will consider the TD Glucose Monitoring System for 510(k) clearance, expedited or otherwise, or if considered, that the TD Glucose Monitoring System will receive 510(k) clearance. Further, the FDA may elect to consider the TD Glucose Monitoring System under the regulatory diagnostic guidelines for a Pre-Market Approval ("PMA"). In that event, there can be no assurance that the FDA will consider the TD Glucose Monitoring System for PMA approval, expedited or otherwise, or if considered, that the TD Glucose Monitoring System will receive PMA approval. (See Governmental Regulation.) In addition, there can be no assurance that by the time the Company completes clinical trials and receives FDA clearance or approval for the TD Glucose Monitoring System there will not be products that are technologically equal or superior already on the market.

         Manufacturing. The Company intends to manufacture both TD Glucose Meters and TD Glucose Patches and sell these finished goods to its strategic partners for global/regional distribution. In July 1998, the Company established Technical Electronics Corporation, a joint venture company 80% owned by TCPI, to manufacture electronic devices for TCPI's noninvasive glucose monitoring system, cholesterol monitoring meter and other future electronic products. Through an affiliate of the Company's joint venture partner, Technical Electronics Corporation has manufacturing capabilities in China. In January 1999, TCPI announced the commencement of the engineering phase of the manufacturing scale-up process to commercially produce TD Glucose patches. The Company's plans include the design and construction of high-speed, state-of-the-art machinery to conduct the complex manufacture and automatic packaging of TD Glucose patches. The engineering phase is a key element to the manufacturing scale-up process. It is anticipated that the engineering and manufacturing scale-up process will require a minimum of 24 months to complete - and include equipment installation and full-scale operation under FDA diagnostic Good Manufacturing Practices, and inventory build-up prior to market introduction. There can be no assurance that the engineering or manufacturing scale-up process for the TD Glucose Patches and/or TD Glucose Meters will be successful or that finished products will be produced in sufficient quality or quantity, or on a timely or cost-effective basis.

         Marketing. TCPI is presently pursuing strategic partners for global and/or regional marketing and distribution rights of the TD Glucose Monitoring System. The typical structure of such licensing agreements in the pharmaceutical, biotechnology and medical technology environment is milestone driven whereby both parties define major and minor development events and associated payment for achieving each threshold. Such agreements may also include provisions for royalty payments based on sales and transfer pricing of finished goods, among other terms and conditions. There can be no assurance that TCPI will be successful in locating strategic partners or in executing licensing agreements, or that the terms and conditions of such agreements will be favorable to the Company.

         Blood Glucose Monitoring Market. Diabetes is a chronic disease in which the body does not produce the protein insulin. Insulin permits metabolized sugar, starches and other food energy (glucose) to transfer via osmosis from the interstitial fluid ("ISF") into the cells. Without insulin, the cells are unable to receive nutrition. ISF is an extra-cellular fluid that is prevalent throughout the body, including the skin. Scientific research indicates that ISF glucose levels correlate closely with blood glucose levels. At present, there is no cure for diabetes and the exact cause is unknown, although such factors as heredity, obesity and lack of exercise appear to play roles. Type I (or juvenile) diabetes, the most severe form of the disease, comprises approximately 10% of diabetes cases in the United States and requires daily treatment with insulin to sustain life. Type II (or adult onset) diabetes comprises the other 90% of diabetes cases in the United States and is usually managed by diet and exercise, but may require treatment with insulin or other medication.

         Diabetes is the fourth leading cause of death by disease in the U.S. with about 625,000 new cases diagnosed each year. Medical costs in the U.S. for the treatment of diabetes and diabetes related conditions are estimated to be more than $100 billion annually. Worldwide there are in excess of 110 million people with diabetes where only about 18 - 20 million people regularly monitor their glucose levels. In the United States, there are 15.7 million people or 5.9% of the population who have diabetes. At present, the worldwide market for finger-stick blood glucose monitoring products is estimated to be approximately over $4 billion per year.

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

         In July 1993, The New England Journal of Medicine published the results of the Diabetes Control and Complications Trial (the "DCCT"), a major nine-year clinical trial sponsored by the National Institutes of Health (the "NIH"). Participants in the DCCT were assigned to either intensive or conventional therapy groups. Conventional therapy involved testing four times a day, with at least three injections of insulin and making appropriate modifications to diet and exercise while injecting insulin in accordance with blood glucose levels. Each therapy group contained people with no significant complications as well as people with mild complications. The study demonstrated that maintaining blood glucose levels as close as possible to normal reduces by approximately 60% the risk for development and progression of certain diabetes complications. Although the DCCT included only people with Type I diabetes, the ADA has stated that there is no reason to believe the effects of better control of blood glucose levels would not apply to people with Type II diabetes. The results of the study were so compelling that the study was terminated earlier than planned, because those conducting the study felt that to continue conventional treatment for the control group would deprive its participants of the benefits of the study's findings. Because the intensive therapy that the DCCT study recommends involves testing at least four times a day, the Company believes that DCCT will increase awareness among people with diabetes of the benefits of frequent testing and will be a key factor in changing diabetes management in the coming decade. Moreover, various publications related to diabetes have recommended testing six to eight times a day. Based on various studies, including a survey by the NIH, the Company believes that people with diabetes, on average, test their blood glucose levels less than twice per day. The Company believes that such patient noncompliance is due, in part, to the pain and inconvenience associated with the use of conventional finger stick blood glucose monitoring systems. The TD Glucose Monitoring System has been designed by the Company to address the need for a convenient, blood-free, pain-free self-monitoring blood glucose system.

         The Company believes that growth in demand for self-administered blood glucose monitoring products will also be driven by the trend toward greater patient involvement in personal health management. Many chronic conditions may be managed more cost effectively in the home. The Company believes that these benefits are consistent with recent initiatives, particularly in the United States, to control overall health care expenditures. It is estimated that expenditures in the United States for costs associated with diabetes are approximately $100 billion annually.

         Existing Self-Monitoring Blood Glucose Systems. At present, blood glucose levels are generally measured by first obtaining a blood sample using the finger stick method. This method requires the user to prick a finger with a lancet, draw a drop of blood and place the blood on a chemically treated disposable test strip. The test strip is then placed in a meter containing a light source and a digital read-out device. This reflectance meter measures the color of the test strip at two or more wavelengths, thereby determining and displaying the blood glucose level. A variation of the conventional reflectance meter approach uses test strips which, rather than producing a color change, produce a small electric current. The amount of current produced is a function of the blood glucose level. Alternatively, the blood glucose level can be obtained by conducting the finger stick method and placing blood on a chemically treated disposable test strip which must be blotted or wiped off and then, after an additional amount of time has elapsed, the result is read by visually comparing the color of the test strip to that of a color chart.

         With either method, adequate control of blood glucose levels requires a finger stick each time a sample is taken. This is often an unpleasant experience for the user, especially for children and the elderly. Depending upon the relative dexterity of the user, the meter process generally takes at least two to four minutes. Moreover, the ongoing costs of repeated finger stick testing, including the cost of test strips, lancets, swabs, antiseptics, test solutions and other related materials, are significant to the average user. Another significant problem associated with these invasive finger stick methods is the requirement to safely dispose of lancets and bloody test strips and swabs. Finally, any type of invasive procedure entails some risk of infection.

Cholesterol Monitoring

         The Products. TCPI has developed cholesterol screening and monitoring products for at-home use by consumers as well as use by healthcare professionals to determine Total and HDL (good) cholesterol levels. The home screening tests for consumers will utilize the Company's visual-read test strips for Total and HDL cholesterol and will be sold on an over-the-counter basis under the Company's HealthCheck brand. Healthcare professionals will have the option of using the Company's new TriMeterTM quantitative system consisting of a small electronic meter and strips for Total and HDL Cholesterol for analytical monitoring or the visual products for initial screening. The TriMeter system will also measure blood glucose obtained by the finger-stick method and there will also be a smaller version of the TriMeter system for patients to use at home on a prescription basis.

         The Total and HDL Cholesterol Test Strips and Glucose Test Strips utilize the Company's patented and proprietary membrane-based technology and are designed to produce an end-point color reaction in the membrane in direct proportion to the amount of Total or HDL cholesterol or glucose present.

         These products are designed so that, a lancet is used to prick the finger tip so that a drop of blood can be collected and placed on the Test Strip where the reaction produces a blue-green color on the strip. The shade of color produced is related to the amount of Total or HDL cholesterol in the blood. The over-the-counter visually-read screening kits are expected to be available in Total, HDL, and combination Total and HDL formats packaged with supplies for two screenings per box that include test strips, lancets, alcohol wipes, plastic pipettes and a corresponding color chart.

         Clinical/Regulatory Status. For the Company's Total Cholesterol Home Screening Test, a 510(k) submission seeking over-the-counter marketing clearance was filed with the FDA on October 1, 1999. On March 10, 2000, the Company announced that the United States Food and Drug Administration (FDA) had not cleared the Total Cholesterol Home Screening Test for over-the-counter (OTC) marketing. The Company plans to modify the format of the color chart in which test results are displayed and obtain new clinical data for a new regulatory submission of this consumer total cholesterol screening test. Concurrently, the Company will conduct clinical trials for its new HDL Cholesterol Home Screening Test for the OTC market and its TriMeter. The Company believes all of its new cholesterol testing products are at a point where it is both cost and time-effective to conduct parallel clinical trials. The Company anticipates it will be able to initiate regulatory filings for these products later this year. The Company's blood glucose test strip being used with the TriMeter monitoring system previously received 510(k) marketing clearance from the FDA in 1987. There can be no assurance that clinical studies for the Company's visual or meter read products will be successful or produce data suitable for a 510(k) submission to the FDA, or that any of these products will receive 510(k) marketing clearance on a timely basis.

         Marketing. The TriMeter monitoring system is designed to provide a quantitative digital readout of the Total and HDL cholesterol and glucose value. The Company believes that its TriMeter monitoring system may overcome the disadvantages of laboratory testing by offering the healthcare provider and patient a quick and easy-to-use method of testing for cholesterol in the physician's office, clinic, pharmacy or other location. With a real-time result, the healthcare provider is able to counsel the patient and begin immediate treatment, eliminating the need for a follow-up visit. The Company's test also is anticipated to eliminate the costs and delays associated with utilizing laboratories, including those associated with specimen collection, preservation, transportation, processing and reporting results.

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

         According to industry research conducted by Frost and Sullivan, the U.S. market for all cholesterol testing is approximately $250 million per year. At home testing for cholesterol is currently in the introductory stage of market development. Coronary Artery Disease (CAD) is still the number one cause of death in the U.S. The disease is typically asymptomatic with the first indicator being a heart attack. Routine cholesterol screening can identify individuals at risk. There can be no assurance that by the time the Company completes clinical trials and receives FDA clearance for marketing, there will not be products that are technologically equal or superior to the TriMeter system, that the Company will be able to competitively price the system or that it will be able to capture any portion of the cholesterol testing or screening market.

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

HealthCheck(R) Home Diagnostic Products

         TCPI manufactures and markets its proprietary HealthCheck brand of at-home medical diagnostic testing and screening products to chain drug stores and community pharmacies, supermarkets and mass merchandise retail stores. The Company believes such activities will allow it to capitalize on the growth in the market for over-the-counter medical diagnostic products.

         The HealthCheck line consists of at home testing and screening products for diabetes, urinary tract infection, pregnancy, ovulation, cholesterol, skin cancer, deteriorating vision and a series of health journals for use by consumers. HealthCheck products are being sold at approximately 17,000 chain and independent pharmacies, mass merchandisers and grocery stores in the United States and Canada. In addition, international sales and/or product registration are being conducted in Argentina, Australia, Austria, Bangladesh, Canada, Chile, China, Cyprus, Denmark, Egypt, Germany, Hong Kong, Macao, Malaysia, Netherlands, Norway, Oman, Philippines, Portugal, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Tunisia, and Turkey.

         The Company believes that simple-to-use products with the ability to perform accurate, quantitative tests without an instrument will continue to create new market opportunities for home health screening and monitoring. One of the Company's strategies for competing in this market is to produce improvements over existing at-home and other point-of-care testing products, where possible. According to industry studies, growth in the medical diagnostic test market is being experienced as health care providers and third party payers recognize that regular diagnostic testing can result in earlier detection of disease, more accurate diagnosis and more effective treatment as individuals become more involved with their own health. In addition, home testing for a variety of health conditions is becoming increasingly accepted and understood by consumers much like home pregnancy testing was 10 to 15 years ago.

         The Company's strategy for its HealthCheck brand includes ongoing domestic expansion through greater penetration of the retail pharmacy, supermarket, mass merchandise and drug wholesale distribution channels as well as establishing international distribution for its home testing products that offer cost-effective pricing to the consumer.

Product Portfolios

         The following tables set forth information relating to the Company's diagnostic products and transdermal/dermal drug delivery technologies currently on the market or in various stages of development and regulatory clearance.

-----------------------------------------------------------------------------------------------------------------------------------
                                TCPI                                        PRODUCT STATUS                        MARKET
                    DIAGNOSTIC PRODUCT PORTFOLIO                                                                  SECTOR
                                                               --------------------------------------------------------------------
                                                                 In     Pre-              Regul-          O-T-C    O-T-C    OEM/
                                                               Devel- Clinical Clinical   atory    On The Health- Private   Pro-
                                                               opment  Stage    Trials  Clearance  Market  Check   Label  fessional
--------------------------------------------------------------------------------------------------------- -------------------------
--------------------------------------------------------------------------------------------------------- ------------------------
GLUCOSE MONITORING:
--------------------------------------------------------------------------------------------------------- ------------------------
TD Glucose(TM)Monitoring System                                   o        o        o                                        X
--------------------------------------------------------------------------------------------------------- ------------------------
One Step Whole Blood Glucose Test Strip(TM)                       o        o        o       o                X               X
--------------------------------------------------------------------------------------------------------- ------------------------
One Step Whole Blood Glucose Meter                                o        o        o                                        X
--------------------------------------------------------------------------------------------------------- ------------------------
Uri-Test(TM)Glucose Test Strip                                    o        o        o       o       o        X               X
--------------------------------------------------------------------------------------------------------- ------------------------

--------------------------------------------------------------------------------------------------------- ------------------------
CHOLESTEROL MONITORING:
--------------------------------------------------------------------------------------------------------- ------------------------
TriMeter(TM)                                                      o        o                                                 X
--------------------------------------------------------------------------------------------------------- ------------------------
One Step Total Cholesterol Strip (meter)                          o        o                                                 X
--------------------------------------------------------------------------------------------------------- ------------------------
One Step HDL Cholesterol Strip (meter)                            o        o                                                 X
--------------------------------------------------------------------------------------------------------- ------------------------
Total Cholesterol Test Kit (visual/professional use)              o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------

--------------------------------------------------------------------------------------------------------- ------------------------
HOME SCREENING AND TESTING TESTS:
--------------------------------------------------------------------------------------------------------- ------------------------
Total Cholesterol Home Screening Test (visual)                    o        o                       ++        X               X
--------------------------------------------------------------------------------------------------------- ------------------------
HDL Cholesterol Home Screening Test (visual)                      o        o                       ++        X               X
--------------------------------------------------------------------------------------------------------- ------------------------
Uri-Test(TM)Urinary Tract Infection Test Kit                      o        o        o       o       o        X               X
--------------------------------------------------------------------------------------------------------- ------------------------
Uri-Test(TM)Diabetes Test Kit                                     o        o        o       o       o        X               X
--------------------------------------------------------------------------------------------------------- ------------------------
Uri-Test(TM)Protein Test Kit (Kidney & Bladder Disease)           o        o        o       o       o        X               X
--------------------------------------------------------------------------------------------------------- ------------------------
Vision Screening Monitoring System                                o                                 o        X
--------------------------------------------------------------------------------------------------------- ------------------------
Skin Growth Monitoring System                                     o                                 o        X
--------------------------------------------------------------------------------------------------------- ------------------------

--------------------------------------------------------------------------------------------------------- ------------------------
FERTILITY TESTING PRODUCTS:
--------------------------------------------------------------------------------------------------------- ------------------------
Pregnancy Test: Midstream Wand                                    o        o        o       o       o        X        X      X
--------------------------------------------------------------------------------------------------------- ------------------------

--------------------------------------------------------------------------------------------------------- ------------------------
Pregnancy Value Pack: hCG Test Strip Double-Pack                  o        o        o       o       o        X        X      X
--------------------------------------------------------------------------------------------------------- ------------------------
Ovulation Predictor Test Kit                                      o        o        o       o       o        X        X      X
--------------------------------------------------------------------------------------------------------- ------------------------
One Step One Minute(TM) Pregnancy Test: Midstream Wand
--------------------------------------------------------------------------------------------------------- ------------------------
One Step Ovulation Midstream Wand                                 o        o        o       o       o        X        X      X
--------------------------------------------------------------------------------------------------------- ------------------------
Pregnancy test strips, 25 & 50 test kits                          o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------

--------------------------------------------------------------------------------------------------------- ------------------------
PERSONAL HEALTH JOURNALS:
--------------------------------------------------------------------------------------------------------- ------------------------
 Men's Journal                                                                                      o        X
--------------------------------------------------------------------------------------------------------- ------------------------
 Woman's Journal                                                                                    o        X
--------------------------------------------------------------------------------------------------------- ------------------------
 Senior's Journal                                                                                   o        X
--------------------------------------------------------------------------------------------------------- ------------------------
 My Pregnancy Journal                                                                               o        X
--------------------------------------------------------------------------------------------------------- ------------------------
 All About Me Children's Journal                                                                    o        X
--------------------------------------------------------------------------------------------------------- ------------------------

--------------------------------------------------------------------------------------------------------- ------------------------
 DRUG OF ABUSE SCREENING:
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step Cocaine Test Strip(TM)                                  o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step Opiate Test Strip(TM)                                   o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step Amphetamine Test Strip(TM)**                            o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step Methamphetamine Test Strip(TM)                          o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step Phencyclidine (PCP) Test Strip(TM)**                    o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step Benzodiazepine Test Strip(TM)**                         o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step Canabinoids (THC) Test Strip(TM)                        o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step Methadone Test Strip(TM)**                              o        o        o                                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step Barbiturates Test Strip(TM)                             o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 ScanGuard(TM)Drug of Abuse Multi-Panel Tests                     o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------

--------------------------------------------------------------------------------------------------------- ------------------------
 INFECTIOUS DISEASE SCREENING:
--------------------------------------------------------------------------------------------------------- ------------------------
 RapidTest HIV(TM)Screen  **                                      o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 RapidTest HBsAg(TM)Screen (Hepatitis B) **                       o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step Strep A(TM)Screen                                       o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step Strep B(TM)Screen                                       o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 RapidTest Chlamydia(TM)Screen  **                                o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 RapidTest H. pylori(TM)Screen                                    o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------

--------------------------------------------------------------------------------------------------------- ------------------------
 SALIVA SAMPLE COLLECTOR:
--------------------------------------------------------------------------------------------------------- ------------------------
 Sani-Sal(TM)Saliva Collector **                                  o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------

--------------------------------------------------------------------------------------------------------- ------------------------
 CANCER SCREENS:
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step PSA Test **                                             o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step Alphafetalprotein Test  **                              o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step LE Test (Lupus)                                         o                                                          X
--------------------------------------------------------------------------------------------------------- ------------------------
 One Step Fecal Occult Blood Test(R)                              o        o        o              ++        X               X
--------------------------------------------------------------------------------------------------------- ------------------------

--------------------------------------------------------------------------------------------------------- ------------------------
 URINALYSIS:
--------------------------------------------------------------------------------------------------------- ------------------------
 Routine Urine Screening                                          o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------
 Urine Specialty Product / Drug of Abuse Screening                o        o        o       o       o                        X
--------------------------------------------------------------------------------------------------------- ------------------------

**  For Export Only
++ On The Market In Certain International Territories
----------------------------------------------------------------------------------------------------------------------------------

                                  Page 13 of 60


-----------------------------------------------------------------------------------------------------------------------------------
                                TCPI                                        PRODUCT STATUS                        MARKET
                    TRANSDERMAL/DERMAL TECHNOLOGY                                                                 SECTOR
                            PORTFOLIO                          --------------------------------------------------------------------
                                                                 In     Pre-              Regul-          O-T-C    O-T-C    OEM/
                                                               Devel- Clinical Clinical   atory    On The Health- Private   Pro-
                                                               opment  Stage    Trials  Clearance  Market  Check   Label  fessional
--------------------------------------------------------------------------------------------------------- -------------------------
--------------------------------------------------------------------------------------------------------  -------------------------
SMOKING CESSATION:
--------------------------------------------------------------------------------------------------------  -------------------------
Nicotine *                                                        o        o                                   X                X
--------------------------------------------------------------------------------------------------------  -------------------------
Nicotine Lozenge                                                  o        o
--------------------------------------------------------------------------------------------------------  -------------------------

--------------------------------------------------------------------------------------------------------  -------------------------
HORMONE REPLACEMENT / OSTEOPOROSIS:
--------------------------------------------------------------------------------------------------------  -------------------------
Estradiol                                                         o        o       o                                            X
--------------------------------------------------------------------------------------------------------  -------------------------
Estradiol / Progestin                                             o        o                                                    X
--------------------------------------------------------------------------------------------------------  -------------------------
Testosterone                                                      o        o                                                    X
--------------------------------------------------------------------------------------------------------  -------------------------

--------------------------------------------------------------------------------------------------------  -------------------------
CARDIOVASCULAR DISEASE:
--------------------------------------------------------------------------------------------------------  -------------------------
Nitroglycerin                                                     o        o                                                    X
--------------------------------------------------------------------------------------------------------  -------------------------
Isosorbide Dinitrate (ISDN)                                       o        o                                                    X
--------------------------------------------------------------------------------------------------------  -------------------------

--------------------------------------------------------------------------------------------------------  -------------------------
OTHER:
--------------------------------------------------------------------------------------------------------  -------------------------
Bup-4 Incontinence **                                             o        o       o                                            X
--------------------------------------------------------------------------------------------------------  -------------------------
Ketorolac                                                         o        o                                                    X
--------------------------------------------------------------------------------------------------------  -------------------------
Vitamin C/E Patch                                                 o                                                    X        X
--------------------------------------------------------------------------------------------------------  -------------------------
Pain Patch                                                        o        o                                                    X
--------------------------------------------------------------------------------------------------------  -------------------------
Physostigmine                                                     o                                                             X
--------------------------------------------------------------------------------------------------------  -------------------------

--------------------------------------------------------------------------------------------------------  -------------------------
SKIN PERMEATION ENHANCER:
--------------------------------------------------------------------------------------------------------  -------------------------
SR-38                                                                                                o                          X
-----------------------------------------------------------------------------------------------------------------------------------

 *  Clinical Protocol For Abbreviated New Drug Application ("ANDA") Approved - Seeking
    Strategic Alliance To Advance Clinical, Regulatory And Commercialization Stages
**  Undergoing Clinical Evaluation In Japan
-----------------------------------------------------------------------------------------------------------------------------------

Biochemical Manufacturing

         The Company currently manufactures the specialty chemical Tris and its analogs, a biological buffer having numerous applications in the manufacturing of pharmaceutical, cosmetic, diagnostic and other products. Although the Company is capable of manufacturing other biochemical products, it does not intend to broaden its product line at this time. The Company does, however, intend to continue manufacturing and selling Tris.

Product Research and Development

         The Company's products are in various stages of commercialization, and include those that are already on the market and others that are in development, clinical review and seeking regulatory clearance. (See the "Diagnostic" and "Transdermal/Dermal Technology" product portfolios as well as "Strategic Direction".) The Company conducts an active research and development program to attempt to strengthen and broaden its existing products and to develop new products and systems. The Company's development strategy is to identify diagnostic products and systems that are expected to be needed by a significant number of potential customers in the Company's markets, and to allocate a greater share of its research and development resources to areas with the highest potential for future benefits to the Company. In addition, the Company seeks to develop specific applications related to its present technology. Further, because of the Company's limited resources, it may be unable to complete the development of all of its planned products and may only be able to complete the development of those products that it believes have the greatest potential for commercial success. There can be no assurance, however, that the products selected for development by the Company or which have received regulatory approval and are introduced into the market will in fact achieve any degree of commercial success.

Manufacturing and Materials

         During 1999, the Company continued to expand its manufacturing facilities and capabilities, and expects to continue to do so in order to accommodate anticipated growth and further reduce its dependence on third party suppliers. The Company's products utilize materials and components that are manufactured in-house and obtained from outside suppliers, and such combination varies from product to product. All of TCPI's diagnostic testing products incorporate the Company's patented membrane-based technology that serves as a technological platform where the in-house chemical treatment and processing of the membrane is specific to the indicated use of the finished diagnostic product. The Company is devoting a major portion of its manufacturing capabilities to the production of new products.

         The Company purchases the materials used to manufacture its products from single suppliers to attempt to obtain the most favorable price and delivery terms. With respect to the materials or components the Company does not yet manufacture in-house, alternate supply sources have been identified. However, a change in the supplier of these materials, without the appropriate lead times, could result in a material delay in the delivery of certain materials or components, and may subject the Company to less favorable price terms. A change in the supplier of materials could also result in a material delay in the delivery of products to the Company's customers. There can be no assurance that the Company would not be subject to less favorable price and delivery terms as a result of changing suppliers.

Patents, Trademarks and Technologies

         Patents. TCPI presently holds 26 U.S. and foreign patents, and has 61 domestic and foreign patent applications pending.

         The Company's President and Chief Technical Officer, Mr. Jack Aronowitz, is the legal owner and a co-inventor of certain key patents utilized by the Company, and he has licensed to the Company the right to utilize the patents. The license agreement between Mr. Aronowitz and the Company provides that any patents, products, inventions, devices or other items developed or co-developed by Mr. Aronowitz during the term of the license agreement (other than those based upon the patents licensed pursuant to the license agreement) in the field of medical diagnostics, pharmaceuticals, transdermal testing, transdermal drug delivery, medical chemistry or medical biochemistry, medical device or health care products become the property of the Company. See "Certain Relationships and Related Transactions."

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

         The Company's success will depend, in part, on its ability to protect, obtain or license patents, protect trade secrets and operate without infringing the proprietary rights of others. See "Business - Litigation." There can be no assurance, however, that existing patent applications will mature into issued patents, that the Company will be able to obtain additional licenses to patents of others, or that the Company will be able to develop its own patentable technologies. Further, there can be no assurance that any patents issued to the Company will provide it with competitive advantages or that the ownership or validity of such patents will not be challenged by others, or if challenged, will be held valid, or that the patents of others will not have an adverse effect on the ability of the Company to conduct its business. In addition, there is no assurance that the Company's current patents or any patents issued in the future will prevent other companies from independently developing similar or functionally equivalent products.

         Trademarks. The following represents the Company's products that have received registered and/or trademark authority:

CholestoCheck(R)
hCG Pregnancy One Step(R)
HealthCheck(R)
Health Test Center(R)
Pregnancy One Step(R)
Pregnancy One Step Test Strip(R)
One Step Fecal Occult Blood Test(R)
One Step LH Test Strip(R)
One Step HDL Cholesterol Test Strip(R)
One Step Whole Blood Cholesterol Test Strip(R)
Soft-E-Touch(R)
One Step Drugs of Abuse Test Strip - Cocaine(R)
One Step Drugs of Abuse Test Strip - Opiate(R)
One Step Drugs of Abuse Test Strip - AmphetamineTM
One Step Drugs of Abuse Test Strip - BenzodiazepineTM
One Step Drugs of Abuse Test Strip - BarbiturateTM
One Step Drugs of Abuse Test Strip - Cannabinoids (THC) TM
One Step Drugs of Abuse Test Strip - MethadoneTM
One Step Drugs of Abuse Test Strip - MethamphetamineTM
One Step Drugs of Abuse Test Strip - Phencyclidine (PCP) TM
One Step Drug ScanTM
TD GlucoseTM
One Step-One Minute Pregnancy TestTM
One Step H. pylori ScreenTM
One Step Strep A ScreenTM
One Step Strep B ScreenTM
RapidTest HIVTM
RapidTest Chlamydia ScreenTM
RapidTest HBsAg ScreenTM
Sani SalTM
ScanGuardTM
SR-38TM
We're Bringing Healthcare HomeTM

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

         Many of the Company's current and potential competitors have significantly greater technical, financial and marketing resources than the Company. There can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. There can be no assurance that the Company's products will be competitive with existing or future products of competitors or that the Company will successfully develop technologies and products that are more effective or affordable than those developed by its competitors. In addition, one or more of TCPI's competitors may achieve patent protection, regulatory approval or achieve commercialization earlier than the Company.

Distribution and Marketing

         The Company's medical diagnostic products are distributed and marketed through multiple channels on a global basis for point-of-care use by consumers at home and as well as professional use in the physician's office or other healthcare location. Such distribution channels currently include OEM (Original Equipment Manufacture), over-the-counter branded and private label, as well as direct to consumers via the Internet, and vary on a product-by-product basis (See - Product Portfolios.)

         Since the Company was founded in 1992, its One Step hCG Pregnancy Test Strip, One Step hCG Midstream Wand and its One Step LH Ovulation Test Strip family planning diagnostic products have been distributed on an OEM basis worldwide through a strategic alliance with Roche Holdings AG (formerly Boehringer Mannheim-Italia). Additional products in the Company's diagnostic portfolio are also distributed and marketed on an OEM and/or private-label basis with other pharmaceutical and diagnostic companies. Since 1996, the Company's diagnostic testing and screening products have also been marketed over-the-counter through private label arrangements with drug, supermarket and discount retail chains as well as the Company's proprietary HealthCheck brand name. In January 2000, the Company's HealthCheck products became available for consumer purchase online through the Company's www.health-check.com Web site. The Company anticipates that, subject to the receipt and timing of related regulatory clearance, its new products will be intended for the over-the-counter and the professional market, including consumer use under a physician prescription.

         The Company also anticipates entering into strategic alliances with pharmaceutical and diagnostic companies for the marketing of certain of its diagnostic products. The Company anticipates that these companies will have significantly greater financial, marketing and other resources than the Company, and will therefore be able to market the Company's products more effectively through a wider range of distribution channels to a larger market. There is no assurance, however, that the Company will be able to successfully negotiate such strategic alliances with such major multinational medical diagnostic and pharmaceutical companies or at all, or that the terms of any such alliance will be favorable to the Company.

         The Company's strategy with respect to development and commercialization of its transdermal drug delivery technologies and skin permeation enhancer products include the following elements: (i) identify those products which are candidates for the Abbreviated New Drug Application ("ANDA") process and/or that can be sold over-the-counter, (ii) enter into strategic alliances with third parties that can fund product development costs, market the product and perform clinical testing and obtain regulatory approvals, and/or
(iii) license or divest the technology or related patents. In an effort to exercise control over the quality of its products and capture a larger portion of the revenues therefrom, the Company may seek to retain manufacturing rights to products developed under such strategic alliances. The Company anticipates the ongoing commercialization of its skin permeation enhancers will continue.

Employees

         The Company presently has 49 full-time employees involved in research and development, administration, operations, and marketing and sales. The Company also hires part time employees to temporarily expand its capabilities for larger assembly and packaging projects. The Company has no collective bargaining or similar agreement with its employees. The Company does have employment agreements with its President and Chief Technical Officer; its Chief Executive Officer; its Vice President of Finance and Chief Financial Officer; its Vice President and General Counsel; and its Vice President of Sales and Marketing. See "Note 7 to the accompanying Consolidated Financial Statements." Although management does not anticipate any difficulty in locating and engaging employees to meet the Company's expansion plans, there can be no assurance that the Company will be successful in doing so.

Year 2000

         The term "Year 2000 issue" is a general term used to describe the various problems that may have resulted from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 was reached. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000s" from dates in the "1900s". These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

         The Company, its division and operating subsidiaries, implemented a Year 2000 readiness program with the objective of having all significant business systems function properly with respect to the Year 2000 issue before January 1, 2000. Since 1997, the Company has added to its existing computer capabilities as well as installed new computer systems and programs to accommodate anticipated future growth of TCPI's business and internal operations. Costs related to the Company's actions to become Year 2000 compliant were funded through cash from operating activities. The total estimated costs related to Year 2000 compliance efforts were approximately $60,000, of which $55,000 was expensed and $5,000 capitalized.

         The Company did not experience any Year 2000 computer related difficulties. However, due to the general uncertainty with respect to the Year 2000 issue, there can be no assurance that all Year 2000 issues have been foreseen and corrected, or that no future material disruption of the Company's business will occur directly or indirectly as it relates to the Year 2000 compliance status of the Company's key vendors and customers or a general failure of external local, national or international systems (including power, communications, postal or transportation systems) necessary for the ordinary conduct of business.

         While the Company has developed a contingency plan that would allow for the supply of materials and services from alternate key vendors as well as inventory of necessary materials sufficient in the event a disruption occurs as a result of the Year 2000 issue, these contingency plans are subject to uncertainties.

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

         Medical Diagnostic Products. FDA permission to market and distribute a new medical diagnostic product can be obtained in one of two ways. If a new or significantly modified product is "substantially equivalent" to an existing legally marketed product, the new product may be commercially introduced after submission of a 510(k) notification to the FDA, and after the subsequent clearance by the FDA. Less significant modifications to existing products that do not significantly affect the product's safety or effectiveness may be made by the Company without a 510(k) notification. A company that manufactures devices subject to 510(k) clearance must also comply with device good manufacturing practices ("CGMP") and is subject to periodic inspections by the FDA to confirm compliance.

         The second, more stringent approval process applies to a new product that is not substantially equivalent to an existing product. A premarket approval application ("PMA") will be required for this type of product. The steps required in the PMA process generally include: (1) preclinical studies;
(2) clinical trials in compliance with testing protocols approved by an Institutional Review Board ("IRB") for the participating research institution;
(3) data from clinical trials sufficient to establish safety and effectiveness of the device for its intended use; (4) submission to the FDA of an application that contains, among other things, the results of clinical trials, a full description of the product and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling; and (5) review and approval of the PMA by the FDA before the device may be shipped or sold commercially. Finally, the manufacturing site for the product subject to PMA approval must operate using CGMP.

         A device requiring a PMA that has not been cleared for marketing in the United States, or one that is not substantially equivalent to a currently marketed device, may be exported to a foreign country for sale, subject to the laws of such foreign jurisdictions and obtaining from the FDA the appropriate export certificates: (a) Certificate To Foreign Government, commonly known as Certificates of Free Sale and Certificates of Export, and/or (b) Certificates of Exportability.

         Drug Delivery Products. The process required by the FDA before a drug delivery system may be marketed in the United States depends on whether the pharmaceutical compound has existing clearance for use in other dosage forms (e.g., oral solution, tablet). If the drug is a new chemical entity that has not been cleared, then the process includes: (1) preclinical laboratory and animal tests; (2) the filing of an Investigational New Drug Application ("IND") with the FDA requesting authorization to conduct clinical trials; (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (4) submission to the FDA of a New Drug Application ("NDA"); and (5) FDA review and clearance of the NDA. If the drug has been previously cleared, then the sponsor of a generic form of the same drug may obtain approval by submitting an ANDA that demonstrates that the two products are bioequivalent. In addition to the foregoing, the FDA requires proof that the drug delivery system delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic result.

         Under the Drug Price Competition and Patent Term Restoration Act of 1984, an NDA sponsor may be granted market exclusivity for a period of time following FDA approval, regardless of the patent status of the product, for certain drug products (e.g., new chemical entities). This marketing exclusivity would prevent a third party from obtaining FDA clearance for a similar or identical drug through the ANDA process. There can be no assurance, however, that any of the Company's products will be afforded market exclusivity.

         In addition to obtaining FDA clearance for each drug product, each manufacturing establishment of new drugs must receive clearance by the FDA. Among the conditions for such approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's current drug CGMP regulations. Drug manufacturers are also subject to periodic CGMP audits. Finally, in order to export unapproved drug products from the United States for commercial or clinical use, prior FDA export clearance is required.

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

         There can be no assurance that problems will not arise that could delay or prevent FDA clearance or approval of, or the commercialization of the Company's products, or that the FDA, state and foreign regulatory agencies will be satisfied with the results of the clinical trials and approve the marketing of any products. In the event the Company receives the necessary regulatory approvals, there can be no assurance that unforeseen problems will not occur in product manufacturing and commercial scale-up or marketing or product distribution, which could significantly delay the commercialization of such products, or prevent its market introduction entirely.

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

Item 2.           PROPERTIES

         The Company leases approximately 32,000 square feet of space, including its corporate headquarters, general office, manufacturing, and warehouse space, in a building located at 3341 S.W. 15th Street, Pompano Beach, Florida 33069. The present lease expires in 2003 and the Company currently pays approximately $26,000 per month in rent, including sales tax and maintenance fees. The rent is adjusted annually based upon changes in the U.S. Consumer Price Index. The lease also requires the Company to pay real estate taxes, insurance and certain costs for maintaining the premises. Management believes that suitable premises are readily available on acceptable terms should the present premises become unavailable for any reason.

         Effective July 1999, the Company did not renew the lease of a transdermal drug delivery research and development facility in Menlo Park, California and essentially relocated its Pharmetrix Division to the Company's corporate headquarters. During 1998, the Company spent in excess of $2.1 million to operate this R&D center.

Item 3.           LEGAL PROCEEDINGS

         The Company is subject to claims and suits arising in the ordinary course of business. Management believes, after consultation with counsel, that the allegations against the Company included in the lawsuits described herein are without merit and the Company is vigorously defending each of the allegations. At this time, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain except as otherwise stated, if any, related to these lawsuits, or if any such loss will have a material adverse effect on the Company's results of operations or financial position, except as otherwise stated. For the year ended December 31, 1999, the Company has incurred substantially increased litigation expenses compared to earlier periods.

         HIV Saliva Collector Technology. A lawsuit was brought against the Company in 1995 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (Joseph D'Angelo, Americare Transtech, Inc., Americare Biologicals, Inc. and International Medical Associates, Inc. v. Technical Chemicals & Products, Inc., Jack Aronowitz, Henry Schur, Analyte Diagnostics, Inc., John Faro and Nicholas Levandoski) - Case No. CACE 95-011256 - related to saliva collector technology for an HIV diagnostic test.

         On December 30, 1998, a jury returned a verdict in this lawsuit finding that TCPI did not misappropriate the plaintiffs' trade secrets, but found that Mr. Aronowitz had intentionally misappropriated such trade secrets and assessed damages of $500,000 against him, individually. Additionally, the jury found that both the Company and Mr. Aronowitz intentionally interfered with the plaintiffs' business relationships and assessed approximately $328,000 in damages against TCPI in connection with this second claim, but awarded no damages against Mr.

Aronowitz, individually, in connection with that claim. Separately, the jury assessed more than $4.1 million in damages against other unrelated corporate and individual defendants.

         On January 29, 1999, TCPI and Mr. Aronowitz filed their appeal to the Florida Fourth District Court of Appeal in West Palm Beach, Florida - Case No. 4 DCA 99-00423. On March 29, 2000, the court issued its opinion reversing the judgment against Mr. Aronowitz for misappropriation of trade secrets. However, the appellate court affirmed the judgment against TCPI for tortious interference with a business relationship. The court's decision is not final until the disposition of any timely filed motion for rehearing, which the Company may file as to the tortious interference claim against the Company. The Company also plans to vigorously pursue any other available proceedings to have the judgment relating to the tortious interference matter reversed or set aside.

         TCPI has previously obtained appeal bonds staying enforcement of the judgment against the Company and Mr. Aronowitz. Until such time as the appellate court's decision is final, the Company will maintain the appeal bonds. If the appellate court does not reverse its finding as to Mr. Aronowitz on reconsideration or rehearing, the bond relating to the claims against Mr. Aronowitz will no longer be required. Further, the Company believes that a bond may be required to stay enforcement of the tortious interference judgment if the Company seeks to set it aside. There can be no assurance that the appellate court will not reverse its decision as to Mr. Aronowitz on reconsideration or rehearing, that the Company will be successful in reversing or setting aside the judgment as to the Company, or that the Company will be able to obtain any necessary bond or otherwise to stay enforcement of the judgment against the Company.

         The liability, if any, that may result from this matter and efforts to set the judgment aside cannot be reasonably estimated at this time and therefore no accrual for loss has been recorded in the financial statements as of December 31, 1999.

         Noninvasive Glucose Monitoring Technology. In November 1997, a lawsuit was brought against the Company and Mr. Aronowitz in the United States District Court for the Southern District of Florida, styled Americare Diagnostics, Inc., Joseph P. D'Angelo, et al. v. Technical Chemicals and Products, Inc., et al. - Case No. 97-3654-CIV-JORDAN - relating to noninvasive glucose monitoring technology in which the plaintiffs allege, among other things, patent infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion. The Company and Mr. Aronowitz have answered the complaint and have filed counterclaims against the plaintiffs for declaratory judgment that the patent-in-suit is invalid; patent misuse; patent prosecution fraud; trade libel; slander of title; commercial disparagement; unfair competition under the Lanham Act; tortious interference with a contract or advantageous business relationship; and for injunctive relief. In December 1999, the discovery phase of this lawsuit ended and the court is presently proceeding with various pending motions. A trial date has not been set.

         Shareholder Class Action. During November 1998 through January 1999, several lawsuits were filed in the United States District Court for the Southern District of Florida - Case No. 98-7334-CIV-DAVIS - against the Company and its Chairman on behalf of various shareholders of TCPI alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. In general, plaintiffs allege that defendants made untrue and misleading statements in the Company's public disclosure documents and in certain press releases, articles and reports. The disclosures relate primarily to the development, clinical testing and viability of the Company's TD Glucose Monitoring System. The plaintiffs are seeking certification as a class on an unspecified amount of damages, interest, costs and attorneys' fees. The Company believes the allegations lack merit and plans to contest the allegations vigorously. On April 19, 1999, an Amended Consolidated Class Action Complaint was served upon the Company. In response, on June 18, 1999, the Company filed a motion to dismiss the Amended Consolidated Class Action Complaint. Plaintiff's response to this motion, as well as defendant's reply, have been served, but the court has not yet ruled. Discovery has been stayed pending resolution of the motion to dismiss. At this time, it is not possible to estimate the ultimate loss, if any, related to these claims and therefore no accrual for loss has been recorded as of December 31, 1999.

         The Company maintains Directors and Officer's Liability Insurance; however, there can be no assurance that such insurance coverage will be adequate to fund the costs of a settlement, an award, if any, or attorneys' fees. The Company's Articles of Incorporation provide for indemnification, to the fullest extent permitted by law, of any person made party to an action by reason of the fact that such person is an officer or director of the Company.

         Lanham Act. On July 1, 1999, the Company and Mr. Aronowitz, seeking damages and injunctive relief, filed suit against Joseph P. D'Angelo, Americare Health Scan, Inc., Americare Biologicals, Inc., Medex, Inc., Teratech Corp. d/b/a HIV Cybermall, Confidential Home Testing, The Creative Connection, Inc., Debra Lapierre and Stanley A. Lapides, in the United States District Court for the Southern District of Florida - Case No. 99-1862-CIV-JORDAN. The suit alleges violations of the Lanham Act, libel/defamation per-se, misappropriation of trade secrets and confidential information, cancellation of the Federal trademark "ANA-SAL," violations of the Florida Deceptive and Unfair Trade Practices Act, and common law unfair competition. Certain defendants filed a motion to dismiss, and on December 15, 1999, the court dismissed the count relating to unfair and deceptive trade practices and unfair competition and struck certain allegations, but found that the remaining counts stated causes of action. On January 4, 2000, the Company and Mr. Aronowitz filed a Second Amended Complaint which omitted the count dismissed by the court and the allegations that the court struck. The Defendants Joseph P. D'Angelo, Americare Health Scan, Inc., and Americare Biologicals, Inc. have alleged counterclaims of malicious prosecution and abuse of process. The Company and Mr. Aronowitz have filed a motion to dismiss these counterclaims. A default has been entered against Medex, Inc., and the Defendants The Creative Connection, Inc., and Debra Lapierre, have made a motion for a summary judgment. This case is currently in the discovery phase which is scheduled to close on June 30, 2000. A trial date is set for April of 2001.

         Home Diagnostics Litigation. In November 1993, the Company and Jack L. Aronowitz filed suit against Home Diagnostics, Inc. ("HDI"), for patent infringement, among other claims, in the United States District Court for the Southern District of Florida - Case No. 93-CIV-6999-DAVIS. The patents-in-suit are U.S. Patent Nos. 4,744,192 (the "'192 Patent") and 4,877,580 (the "'580
Patent").

         On September 3, 1996, the court entered judgment against the Company and Mr. Aronowitz after a bench trial that was held in September 1995. On April 9, 1998, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the lower court's decision and remanded the case to the district court for further proceedings, including for a determination whether Mr. Aronowitz owned the patents-in-suit at the time the action was commenced and whether HDI infringed the `192 Patent. The appellate court found infringement of the `580 Patent and remanded to the district court for a determination whether the `580 Patent was within the scope of certain licensing agreements between TechniMed Corporation, a prior assignee of the patents-in-suit, and HDI.

         On remand, the district court denied a request by the Company and Mr. Aronowitz to reopen the trial record and directed the parties to submit, based on the existing record, proposed findings of fact and conclusions of law on the issues that were remanded. Proposed findings of fact and conclusions of law have been submitted, and on March 20, 2000, the court heard argument by the parties' counsel on certain issues on remand. A ruling by the court is pending.

         Defamation Action. On June 16, 1999, the Company and Jack L. Aronowitz were sued by Joseph P. D'Angelo and related companies in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida - Case No. 99-010726-CACE-18 - alleging libel per quod, libel per se, slander, and false light. The Company has filed a motion for summary judgment, which is pending. Discovery in this matter is continuing, and no trial date has been set yet.

         Arbitration. On August 27, 1999, the U.S. District Court for the Northen District of California - Case No. C-97-00525CAL - confirmed an arbitration award against the Company in favor of Hooper & Associates, Inc. for $197,807. Gary Hooper was the president and chief operating officer of Pharma Patch, PLC. The Company acquired certain assets of Pharma Patch, PLC in November 1995. The arbitration award found that Mr. Hooper was entitled to that amount pursuant to an employment agreement between Mr. Hooper and Pharma Patch, PLC. At this time, a bond has been posted in this matter to stay enforcement of the judgment which Hooper & Associates is seeking to enforce in Florida (Technical Chemicals and Products, Inc. v. Hooper & Associates, Broward County Circuit Court - Case No. 019847.) As a result, enforcement of the arbitration award has been stayed by a Florida court. The Florida court has scheduled a hearing for May 11, 2000 to hear arguments by the parties on a continuation of the stay. Separately, the Company is pursuing certain claims against Mr. Hooper related to other matters. At this time, it is not possible to estimate the ultimate loss, if any, related to the resolution of these matters and therefore no accrual for loss has been recorded as of December 31, 1999.

         Judgment In Hazardous Waste Lawsuit. On January 31, 2000, the United States District Court for the Southern District of Florida - Case No. 98-6201-CIV - entered a judgment against the Company and its President, Jack L. Aronowitz, in connection with a lawsuit brought by the United States of America on behalf of the Environment Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1983, relating to the clean-up of a facility that during 1985 through 1992 contained alleged hazardous substances. The Company occupied this facility during part of 1992. The judgment holds the defendants, jointly and severally, liable for $401,177, representing their share of site clean-up costs, plus post-judgment interest as allowed by law. Further, the Court retained jurisdiction to rule on trial expenses, such as costs, attorney's fees and travel, which may be awarded to the United States. The Company's Articles of Incorporation provide for indemnification, to the fullest extent permitted by law, of any person made party to an action by reason of the fact that such person is an officer or director of the Company.

         The Company has not yet determined whether to pursue an appeal of the court's ruling, but will file a notice of appeal on or about March 31, 2000 to protect its right to pursue such an appeal. If the Company were to appeal the court's ruling, the Company may be required to post an appeal bond in order to stay execution of the judgment. There can be no assurances that an appeal, if taken, would be successful, or the posting of an appeal bond or enforcement of the judgment would not have a material adverse impact on the Company's liquidity and capital resources. Management believes that payment of this judgment and related expenses is probable and has estimated that the ultimate loss related to the resolution of this matter will be approximately $500,000 and, accordingly, has recorded an accrual for loss equal to this amount as of December 31, 1999.

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

                                                                    Sale Prices
                                                                    -----------

                                                                   High        Low
                                                                   ----        ---
            Fiscal Year 1998
            Quarter Ended March 31, 1998 ...................       $13.75    $8.000
            Quarter Ended June 30, 1998 ....................       $10.87    $7.500
            Quarter Ended September 30, 1998 ...............        $8.56    $1.625
            Quarter Ended December 31, 1998 ................        $4.50    $1.375

            Fiscal Year 1999
            Quarter Ended March 31, 1999 ...................        $2.25    $1.063
            Quarter Ended June 30, 1999 ....................        $1.43    $1.063
            Quarter Ended September 30, 1999 ...............        $1.50    $0.719
            Quarter Ended December 31, 1999 ................        $1.75    $0.281

            Fiscal Year 2000
            Quarter Ended March 31, 2000 (to March 27, 2000)        $4.00    $0.469

----------
         There are presently approximately 215 holders of record of the Company's Common Stock. In addition, the Company estimates there are approximately 10,700 beneficial owners of its Common Stock. The Company has not paid cash dividends in the past.

Item 6.           SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data for the years ended December 31, 1999, 1998, and 1997, respectively, and the balance sheet data at December 31, 1999 and 1998, respectively, are derived from the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those consolidated financial statements and the notes thereto.

Statement of Operations Data:

(Amounts in thousands, except share data)                                          YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------------
                                                              1999          1998          1997          1996          1995
                                                              ----          ----          ----          ----          ----
Net sales                                                      $ 5,432       $ 5,442       $ 6,194       $ 5,568        $4,188

Gross profit                                                     1,826         2,388         2,777         1,862           936

Research and development contract revenue                          470           585           423         1,280            --

Operating expenses:

   Selling, general and administrative, including

   Research and development                                      1,724         2,787         2,726         1,767           435

   Depreciation and amortization                                 1,927         1,860         1,742         1,670           219

Loss from operations                                          (11,581)      (10,483)       (7,843)       (4,374)       (1,525)

Loss before income taxes                                      (11,199)       (9,827)       (7,126)       (4,053)       (1,433)

Income tax (expense) benefit                                   (4,140)           --          2,637         1,503           220

Net loss                                                      (15,339)       (9,827)       (4,489)       (2,550)       (1,274)

Accrued dividends and accretion to redemption value of

Net loss attributed to common stockholders                    (18,256)      (10,857)       (4,489)       (2,550)       (1,244)

Basic and diluted net loss per common share                  $  (1.64)      $ (1.09)      $  (.45)      $  (.27)      $  (.18)

Weighted average number of common shares outstanding        11,122,414     9,996,951     9,992,066     9,290,476     7,069,507

Balance Sheet Data:

(Amounts in thousands)                                                                   DECEMBER 31,
                                                          ---------------------------------------------------------------------
                                                              1999          1998          1997          1996          1995
                                                              ----          ----          ----          ----          ----
Cash, cash equivalents and investments                         $ 3,987      $ 10,255       $ 7,337      $ 13,300       $ 1,777

Working capital                                                  6,010        14,743         9,401        15,348       (2,979)

Total assets                                                    23,588        36,369        33,597        37,526        22,610

Total current liabilities                                        2,348           713         2,069         1,660         6,452

Total stockholders' equity                                      20,428        35,487        31,358        35,694        16,154

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's operations for the year ended December 31, 1999 continued to reflect the incurrence of significant losses connected with the ongoing research and development activities, manufacturing scale-up, and marketing associated with expanding worldwide distribution for existing and future products. With respect to the Company's Financial Statements for the year ended December 31, 1999, the Company has received a "going-concern" opinion from its auditors. As more fully described in the Notes to the Financial Statements, the Company's recurring operating losses and its continued experience of negative cash flows from operations, raise substantial doubt about the Company's ability to continue as a going concern. A "going-concern" opinion indicates that the financial statements have been prepared assuming the Company will continue as a going-concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
---------------------------------------------------------------------

         Net Sales. The Company's net sales for both 1999 and 1998 were approximately $5.4 million. During 1999, the Company increased the volume of units sold of its HealthCheck at-home diagnostic testing and screening products, as well as its SR-38 skin permeation enhancer under a licensing agreement with LVMH Moet Hennessy Louis Vuitton, Inc. In addition, the Company sold a higher volume of its OEM diagnostic tests for urine screening, and specialty chemical biological buffers. However, these gains were offset by lower volume of sales in 1999, as compared to 1998, of the Company's OEM drug of abuse and infectious disease screening products and by an increase in the sales allowance to $506,000 in 1999 related to the Company's market penetration of the retail pharmacy segment.

         Gross Profit. The Company's gross profit from product sales for the year ended December 31, 1999 declined to $1.8 million in 1999 as compared to $2.4 million in 1998. Gross profit as a percent of net sales declined to 34% in 1999 as compared to 44% in 1998. The decline was primarily a result of a write-down of the value of certain of the Company's inventory due to product obsolescence and higher sales allowances as discussed above.

         Operating Expenses. The Company's operating expenses for the year ended December 31, 1999 increased by approximately 3% to $13.9 million as compared to $13.5 million in the prior year. The mix of selling, general and administrative; litigation; and research and development expenses are as follows:

         Selling, General and Administrative. Selling, general and administrative (SG&A) expenses declined slightly in 1999 to $7.5 million from SG&A expenses of $7.7 million incurred in 1998. This decrease was due to company wide cost containment programs.

         Litigation. Litigation expenses for the year ended December 31, 1999 increased to $2.7 million from $1.1 million incurred in the prior year. This substantial increase was primarily due to the status and timing of the ongoing defense of certain legal matters that involved greater discovery and other activities during 1999 as compared to a year earlier. Additionally, the 1999 expenses included an accrual of $0.5 million to reflect management's estimate of an expected loss related to the resolution of certain litigation.

         Research and Development. During the past year, the Company's R&D efforts focused primarily on the continued development of the Company's TD Glucose monitoring technology as well as its development of cholesterol testing products. Additionally, R&D activities related to transdermal drug delivery technologies were suspended due to the closing of the California facility. The result was a reduction of R&D expenses to $1.7 million from $2.8 million in the prior year.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

         Net Loss. The Company's net loss for the year ended December 31, 1999 increased to $15.3 million from a net loss of $9.8 million in 1998. Excluding the effect of the non-cash, $4.1 million increase in the deferred tax asset valuation allowance, the Company's net loss increased to $11.2 million in 1999 from $9.8 million in 1998. (See - Note 6 to the accompanying financial statements.)

         The Company had a net loss attributable to common stockholders of $18.3 million in 1999 as compared to a net loss attributable to common stockholders of $10.9 million in 1998. This difference was largely the result of the increase in the deferred tax asset valuation allowance as well as the accrued dividend and accretion to redemption value of $2.9 million related to the 1998 issuance of convertible preferred stock. The full amount of the accretion to redemption value has been recognized.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

         Net Sales. The Company's net sales for 1998 decreased by 12% to $5.4 million from $6.2 million in 1997. The Company experienced higher year-over-year product sales from its HealthCheck at-home diagnostic tests and screening products as well as higher sales of its diagnostic products for infectious diseases and drug of abuse, as well as several other similar testing products. However, this gain was offset by a decline in international sales of the Company's OEM family planning products due principally to the acquisition of TCPI's primary customer by another major pharmaceutical company and its delayed impact on marketing relationships with independent distributors worldwide. This acquisition also served to cancel the marketing and distribution agreement for certain of the Company's diagnostic tests in Latin America that resulted in anticipated product sales not being realized.

         Gross Profit. The Company's gross profit on product sales declined to $2.4 million in 1998 from $2.8 million in 1997. Gross profit as a percent of net sales moved slightly lower to 44% in 1998 from 45% in 1997. The minor decrease was principally due to a change in product mix. In addition, the Company continued to increase its in-house manufacturing capabilities in anticipation of scale-up for both new and existing diagnostic products.

         Selling, General and Administrative. Selling, general and administrative (SG&A) expenses increased substantially in 1998 as compared to 1997. This increase was primarily due to the ongoing implementation of sales and marketing programs related to the HealthCheck product line and future introduction of various new products. The Company also hired additional operating personnel for the scale-up of in-house manufacturing in anticipation of new diagnostic products and also expanded its manufacturing facilities in Pompano Beach, Florida to approximately 40,000 square feet. The Company's SG&A expenses, increased to $7.7 million in 1998 from $6.1 million in 1997.

         Litigation. Litigation expenses for the year ended December 31, 1998 increased to $1.1 million from $473,000 incurred in the prior year. This substantial increase was primarily due to the defense of certain legal matters that were not present a year earlier.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

         Net Loss. The Company posted a pre-tax net loss in 1998 of $9.8 million, which increased from a pre-tax net loss in 1997 of $7.1 million primarily due to higher than planned operating expenses related to the scale-up of manufacturing, research and development, and facility expansion which combined with lower than anticipated product sales. The Company had a net loss attributable to common stockholders of $10.9 million in 1998 as compared to a net loss attributable to common stockholders of $4.5 million in 1997. This difference was largely impacted by the above expenses with the non-cash income tax benefit of $2.6 million recorded in 1997 but not in 1998 as well as the accrued dividend and accretion to redemption value of $1 million related to the issuance of preferred stock in 1998.

Financial Condition

         The Company had cash and investments of $4.0 million at December 31, 1999, as compared to $10.3 million at December 31, 1998. Working capital at December 31, 1999 was $6.0 million, as compared to $14.7 million at December 31, 1998. The Company had current assets of $8.4 million and stockholders' equity of $20.4 million at December 31, 1999. This compares to current assets of $15.5 million and stockholders' equity of $35.5 million at December 31, 1998. These decreases in working capital and current assets were due primarily to the Company's use of cash to fund its operations.

         The Company expects to continue to draw upon its working capital and to the extent it is successful in securing additional financing, utilize such working capital additional funds to purchase production equipment, complete clinical trials and regulatory submissions relating to the TD Glucose Monitoring System and Total and HDL cholesterol monitoring products, engage in research and development related to transdermal drug delivery technology, develop new diagnostic products, conduct clinical trials, continue its investment in marketing and facility expansion, and continue its day-to-day business.

Liquidity And Capital Resources

         Net cash used in operating activities was $6.0 million in 1999 as compared to $9.5 million in 1998. This difference is primarily due to the effect of the increase in loss before income taxes, which was offset by a current year increase of $1.6 million in the accounts payable and accrued expenses, as compared to a $1.4 million decrease in accounts payable and accrued expenses in 1998.

         Net cash provided by investing activities was $2.3 million in 1999 as compared to net cash used in investing activities of $2.6 million in 1998. This difference was primarily due to an increase in the proceeds from the sale of investments from $4.0 million in 1998 to $9.3 million in 1999 which was only slightly offset by an increase of $1.7 million in the use of cash for purchases of investments. As a result, investments decreased from $5.0 million at December 31, 1998 to $2.5 million at December 31, 1999.

         No significant net cash amounts were provided by financing activities in 1999. In 1998, the Company received approximately $14.0 million in net proceeds from the issuance of preferred stock.

         The Company has experienced sustained significant operating losses that have resulted in substantial consumption of its cash reserves. The Company believes it will continue to incur net losses and have negative cash flow in the immediate future. Based on the Company's current rate of losses and cash flow, the Company will not be able to continue its operations unless it is able to secure additional financing, reduce its operating losses, reduce expenses, increase sales of its products, or sell assets.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity And Capital Resources (continued)

         If the Company is unable to obtain additional funding on satisfactory terms and reduce its operating losses, the Company would have to consider selling some or all of its technologies, reduce or terminate completely its research and development activities, or reduce or discontinue some or all of its operations and/or apply for protection from its creditors under the federal bankruptcy laws.

         In addition, as described under Item 3, "Legal Proceedings," the Company has pending judgments in various legal proceedings, some of which are currently secured by bonds collateralized by existing working capital. If the Company were required to satisfy all or a significant portion of these judgments on a basis faster than presently anticipated the Company's severe liquidity condition would be further exacerbated.

         The Company's long-term ability to meet its liquidity requirements and to continue operations will depend on (i) its ability to raise additional capital, (ii) the successful completion of clinical trials and receipt of governmental approvals to begin manufacturing and selling its new products, and
(iii) the ability of the Company to sell its new products at a profit.

         The Company's future working capital requirements may vary materially from those now planned depending on numerous factors, including:

(1) the outcome of clinical testing of products under development (including the TD Glucose Monitoring System and Total and HDL cholesterol monitoring products), delays or changes in government required testing and clearance or approval procedures and the Company's ability to receive FDA clearance or approval for the marketing of its products under development;
(2) competitive and technological advances that may require the Company to modify the design of its products under development;
(3)  the Company's ability to successfully resolve pending litigation; and
(4)  manufacturing costs for the Company's current and future products.

         In 1998, the Company issued 15,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock is convertible into the Company's common stock at an exchange ratio based on the market price of the Company's Common Stock. During 1999, the holder of the Preferred Stock converted 3,350 shares of Preferred Stock into 4,528,228 shares of Common Stock. Through March 14, 2000, the holder of the Preferred Stock converted an additional 8,650 shares of Preferred Stock into 14,828,021 additional shares of Common Stock. As of March 14, 2000, the Company had 2,700 shares of its Preferred Stock outstanding. Based upon the terms of the Preferred Stock, as of March 14, 2000 the outstanding shares of Preferred Stock would be convertible into 2,935,000 shares of Common Stock. In accordance with the terms of the Preferred Stock, upon the occurrence of any Mandatory Redemption Event (including, if the Company's Common Stock is delisted from the Nasdaq National Market, and such delisting continues for 10 days), then the holders of the Preferred Stock shall have the right to require that the Company redeem all outstanding shares of Preferred Stock for an amount equal to the greater of (i) 120% of the stated value of the shares plus any accrued dividends or (ii) the value of the Common Stock into which such shares of Preferred Stock were convertible (calculated in accordance with the provisions of the Preferred Stock). As of March 14, 2000, the Company was in compliance with Nasdaq National Market listing requirements and the issue of redemption was not applicable. In order to maintain its listing on the Nasdaq National Market, the Company, unless it receives a waiver, must meet a variety of requirements, including (1) net tangible assets of $4.0 million, (2) a minimum bid price of $1.00 per share and (3) shares having a market capitalization of at least $5.0 million must be publicly traded. If the Company is unable to meet the requirements for continued listing and is unable to receive a waiver, then Nasdaq could delist the Common Stock and the Company could be required to redeem the outstanding shares of Preferred Stock. In addition, any such delisting of the Common Stock could have a material adverse effect on the Company's ability to secure additional financing on favorable terms or at all.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At December 31, 1999, the Company had only cash equivalents and high grade, short-term securities, which are not typically subject to material market risk. The Company has no outstanding loans. A hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


             Technical Chemicals and Products, Inc. and Subsidiaries
                        Consolidated Financial Statements

                                December 31, 1999


                                                     Contents

Report of Independent Certified Public Accountants...............................................................30

Audited Consolidated Financial Statements

Consolidated Balance Sheets......................................................................................31
Consolidated Statements of Operations............................................................................32
Consolidated Statements of Stockholders' Equity..................................................................33
Consolidated Statements of Cash Flows............................................................................35
Notes to Consolidated Financial Statements.......................................................................36

               Report of Independent Certified Public Accountants



Board of Directors
Technical Chemicals and Products, Inc.

We have audited the accompanying consolidated balance sheets of Technical Chemicals and Products, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Chemicals and Products, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Technical Chemicals and Products, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has continued to experience negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                          /s/ ERNST & YOUNG LLP

Miami, Florida
March 3, 2000, except for
the fourth and fifth paragraphs of Note 9
as to which the date is March 29, 2000



                              Technical Chemicals and Products, Inc. and Subsidiaries
                                            Consolidated Balance Sheets

                                     (Amounts in thousands, except share data)
                                                                                            December 31
                                                                                      1999              1998
                                                                                ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                         $   1,447        $   5,207
   Investments                                                                           2,540            5,048
   Accounts receivable, net                                                              1,163            1,605
   Inventory                                                                             2,036            2,550
   Due from related parties                                                                686              836
   Other                                                                                   486              210
                                                                                ------------------------------------
Total current assets                                                                     8,358           15,456

Property and equipment, net                                                              2,096            2,503
Patents and trademarks, net                                                             11,256           12,190
Goodwill, net                                                                            1,807            1,979
Deferred tax asset, net                                                                      -            4,140
Other assets                                                                                71              101
                                                                                ------------------------------------
Total assets                                                                           $23,588          $36,369
                                                                                ====================================


Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                                  $     988        $     390
   Accrued expenses                                                                      1,360              323
                                                                                ------------------------------------
Total current liabilities                                                                2,348              713
Deferred revenue                                                                           812                -
Other liabilities                                                                            -              169
Stockholders' equity:
   Preferred stock, $.001 par value:
     11,350 and 14,700 shares of Series A 6%
   Common stock, $.001 par value:
     authorized shares--100,000,000;
     Issued and outstanding shares--14,541,544 in
   Additional paid-in capital                                                           41,638           40,697
   Accumulated deficit                                                                 (33,682)         (18,351)
                                                                                ------------------------------------
Total stockholders' equity                                                              20,428           35,487
                                                                                ------------------------------------
Total liabilities and stockholders' equity                                             $23,588          $36,369
                                                                                ====================================

See accompanying notes.



                              Technical Chemicals and Products, Inc. and Subsidiaries
                                       Consolidated Statements of Operations

                                     (Amounts in thousands, except share data)


                                                                                Year ended December 31
                                                                        1999              1998             1997
                                                                 ------------------------------------------------------
Net sales                                                         $        5,432      $      5,442     $       6,194
Cost of sales                                                              3,606             3,054             3,417
                                                                 ------------------------------------------------------
Gross profit                                                               1,826             2,388             2,777

Research and development contract revenue                                    470               585               423

Operating expenses:
   Selling, general and administrative                                     7,534             7,672             6,102
   Litigation                                                              2,692             1,137               473
   Research and development                                                1,724             2,787             2,726
   Depreciation and amortization                                           1,927             1,860             1,742
                                                                 ------------------------------------------------------
                                                                          13,877            13,456            11,043
                                                                 ------------------------------------------------------
Loss from operations                                                     (11,581)          (10,483)           (7,843)

Other income (expense):
   Interest income                                                           397               672               731
   Interest expense                                                          (15)              (16)              (14)
                                                                 ------------------------------------------------------
Loss before income taxes                                                 (11,199)           (9,827)           (7,126)
Income tax (expense) benefit                                              (4,140)                -             2,637
                                                                 ------------------------------------------------------
Net loss                                                                 (15,339)           (9,827)           (4,489)

Accrued dividends and accretion to redemption
   value of convertible preferred stock                                   (2,917)           (1,030)                -
                                                                 ------------------------------------------------------
Net loss attributable to common stockholders                      $      (18,256)     $    (10,857)    $      (4,489)
                                                                 ======================================================

Basic and diluted net loss per common share                       $        (1.64)     $      (1.09)    $        (.45)
                                                                 ======================================================

Weighted average number of common shares outstanding                  11,122,414         9,996,951         9,992,066
                                                                 ======================================================

See accompanying notes
                                  Page 32 of 60



                              Technical Chemicals and Products, Inc. and Subsidiaries
                                  Consolidated Statements of Stockholders' Equity

                                     (Amounts in thousands, except share data)

                                       Preferred Stock              Common Stock
                                 ------------------------------------------------------- Additional
                                   Number of                  Number of                    Paid-In      Accumulated
                                     Shares       Amount        Shares        Amount       Capital        Deficit        Total
                                 --------------------------------------------------------------------------------------------------
Balance at January 1, 1997                -     $      -       9,938,634       $  10         $ 39,608     $  (3,924)     $ 35,694
   Comprehensive loss:
      Net loss                            -            -               -           -                -        (4,489)       (4,489)
     Other comprehensive
       loss, net of tax -
       unrealized losses on
       investments, net                   -            -               -           -                -           (46)          (46)
                                                                                                                     --------------
   Comprehensive loss                     -            -               -           -                -             -        (4,535)
   Shares issued upon
     exercise of warrants                 -            -          76,402           -              199             -           199
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 1997              -            -      10,015,036          10           39,807        (8,459)       31,358
   Comprehensive loss:
      Net loss                            -            -               -           -                -        (9,827)       (9,827)
     Other comprehensive
       loss, net of tax -
       unrealized losses on
       investments, net                   -            -               -           -                -           (65)          (65)
                                                                                                                     --------------
   Comprehensive loss                     -            -               -           -                -             -        (9,892)
   Issuance of Series A
     preferred stock, net of
     issuance costs of $640          15,000       12,409               -           -            1,091             -        13,500
   Issuance of 150,000
   Accrued dividends on
   Accretion to redemption
   Purchase of common stock
                                          -            -         (87,961)          -             (339)            -
                                                                                                                             (339)
   Conversion of preferred
     stock to common stock
                                       (300)        (308)         79,241           -              308             -             -
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 1998         14,700     $ 13,131      10,006,316       $  10         $ 40,697     $ (18,351)     $ 35,487

See accompanying notes.


                                                         (continued on next page)
                                     Technical Chemicals and Products, Inc. and Subsidiaries
                                   Consolidated Statements of Stockholders' Equity (continued)
                                            (Amounts in thousands, except share data)

                                        Preferred Stock              Common Stock
                                  ------------------------------------------------------- Additional
                                    Number of                  Number of                    Paid-In      Accumulated
                                      Shares       Amount        Shares        Amount       Capital        Deficit        Total
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1998           14,700      $ 13,131     10,006,316       $ 10        $ 40,697     $ (18,351)     $ 35,487

   Comprehensive loss:
      Net loss                              -             -             -           -               -       (15,339)      (15,339)
     Other comprehensive
       loss, net of tax -
       unrealized gains on
       investments, net                     -             -             -           -               -             8             8
                                                                                                                      -------------
   Comprehensive loss                       -             -             -           -               -             -       (15,331)
   Accrued dividends on
     Series A preferred stock
                                            -           799             -           -            (799)            -             -
   Accretion to redemption
   Conversion of preferred
   Shares issued to
   Issuance of 400,000
     warrants for services                  -             -             -           -             262             -           262
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1999           11,350      $ 12,457    14,541,544        $ 15        $ 41,638     $ (33,682)     $ 20,428
                                  =================================================================================================


See accompanying notes.



                              Technical Chemicals and Products, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows

                                              (Amounts in Thousands)

                                                                             Year ended December 31
                                                                    1999             1998               1997
                                                              ------------------------------------------------------
Operating activities
Net loss                                                         $  (15,339)         $ (9,827)         $(4,489)
Adjustments to reconcile net loss to net cash used by
     Income tax expense (benefit)                                     4,140                 -           (2,637)
     Depreciation                                                       476               484              399
     Amortization                                                     1,451             1,376            1,343
     Changes in operating assets and liabilities:
       Accounts receivable                                              442               450              123
       Inventory                                                        514              (698)            (812)
       Other current assets                                             (14)               16              264
       Change in other assets and liabilities                          (139)               (9)              (4)
       Accounts payable and accrued expenses                          1,635            (1,356)             409
       Deferred revenue                                                 812                 -                -
                                                              ------------------------------------------------------
Net cash used by operating activities                                (6,022)           (9,564)          (5,404)

Investing activities
Purchases of property and equipment                                    (328)             (344)            (697)
Due from related party                                                  150              (836)               -
Purchases of investments                                             (6,747)           (5,080)          (2,000)
Proceeds from sales of investments                                    9,263             3,988            9,626
Investment in patents and intangible assets                             (86)             (294)             (15)
                                                              ------------------------------------------------------
Net cash provided by (used in) investing activities                   2,252            (2,566)           6,914

Financing activities
Net proceeds from issuance of common stock                               10                 -                -
Net proceeds from issuance of preferred stock                             -            14,360                -
Proceeds from stock options or warrants exercised                         -                 -              199
Purchase of common stock                                                  -              (339)               -
                                                              ------------------------------------------------------
Net cash provided by financing activities                                10            14,021              199
                                                              ------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                 (3,760)            1,891            1,709
Cash and cash equivalents at beginning of year                        5,207             3,316            1,607
                                                              ------------------------------------------------------
Cash and cash equivalents at end of year                         $    1,447          $  5,207          $ 3,316
                                                              ======================================================

Supplemental information
Cash paid during the year for interest                           $       15          $     16          $    14
                                                              ======================================================

Significant non-cash transactions
Issuance of warrants for future services                         $      262          $      -          $     -
                                                              ======================================================

See accompanying notes.

             Technical Chemicals and Products, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1999

1. Organization

Operations

Technical Chemicals and Products, Inc. and subsidiaries (the Company) is principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and other point of care locations throughout the world. The Company's medical diagnostic products employ its patented and proprietary membrane-based technology. In addition to its ongoing diagnostics business, the Company is involved in the commercialization of transdermal and dermal drug delivery technologies and skin permeation enhancers.

Basis of Presentation

Throughout 1997, 1998 and 1999, the Company continued to experience recurring operating losses and negative cash flows from operations. The Company's operating losses have in large part been due to the inability of the Company's current product portfolio to support the costs incurred related to the development of the Company's current product candidates. In addition, significant costs were incurred during 1998 and 1999 relating to ongoing litigation involving the Company (refer to Note 9, Commitments and Contingencies).

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company must raise additional funds to sustain research and development, provide for future clinical trials and continue its operations until it is able to generate sufficient revenue from the sale and/or licensing of its products to support its operations. The Company plans to obtain required financing through one or more methods, including obtaining additional equity financing and negotiating additional licensing or collaboration agreements with other companies. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to complete commercialization of the Company's current product candidates. The Company's future success is dependent upon raising additional monies to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain profitable operations.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Routine maintenance and repairs that do not extend the life of the assets are charged to expense as incurred and major renovations or improvements are capitalized.

Intangible Assets

Purchased patents and trademarks are amortized using the straight-line method over a composite life of 15 years based on the shorter of the legal lives or estimated useful lives of the individual patents and trademarks, which range from 11 to 17 years. Goodwill is amortized using the straight-line method over 15 years. The Company periodically reviews its intangible assets to assess recoverability and a charge will be recognized in the consolidated statement of operations if a permanent impairment is determined to have occurred. Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, would be measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The Company does not believe that any impairment has occurred as of December 31, 1999, 1998 and 1997.

Revenue Recognition

Revenues are recognized when a product is shipped. Product returns are permitted only in limited circumstances and are estimated and reflected as adjustments to current period sales.

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Payments received in advance of shipment of products are recognized as deferred revenue in the consolidated balance sheets until earned.

Research and development contract revenue is recognized when earned in accordance with the provisions and milestone arrangements provided in contractual arrangements.

Research and Development Costs

Research and development costs are expensed as incurred. Payments received for research and development arrangements are recognized as research and development contract revenue when earned.

Advertising Costs

Advertising costs included in selling, general and administrative expense are expensed as incurred, and totaled approximately $616,000, $521,000, and $449,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Under the Company's stock option plans, the Company may grant stock options or warrants for a fixed number of shares to independent consultants and contractors primarily with an exercise price equal to the fair market value of the shares on the date of grant. The Company accounts for these stock option or warrant grants using the fair value method of Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The fair value of these options or warrants is estimated at the date of grant using a stock option pricing model and recognized as an expense.

Dividends and Net Loss Per Common Share

Basic and diluted net loss per common share is calculated using the weighted average number of common shares outstanding during the respective periods. Potential common stock relating to options, warrants and convertible preferred stock is not included in the computation of diluted net loss per common share in 1999, 1998 and 1997 as its effect is antidilutive. In 1999 and 1998, net loss per common share reflects the effect of accrued dividends related to the Series A convertible preferred stock and accretion to the redemption value of the Series A convertible preferred stock.

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Recent Pronouncements

During 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. As of December 31, 1999, the Company is not party to any derivative instruments. Therefore, the adoption of SFAS 133 will not have a material impact on the Company's financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3. Estimated Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments and trade accounts receivable reflected in the balance sheets approximate market value. The market value of investments is determined based upon quoted prices for the same or similar securities (see Note 5). Management believes that the other financial instruments approximate market value because they were entered into during the current year and there have been no significant changes in their status that would affect their market value.

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


4. Details of Balance Sheet

Details of selected balance sheet accounts at December 31 are as follows (in thousands):

                                                                             1999              1998
                                                                       ------------------------------------
         Accounts receivable:
            Accounts receivable                                              $  1,481         $  1,680
            Allowance for doubtful accounts                                      (318)             (75)
                                                                       ------------------------------------
                                                                             $  1,163         $  1,605
                                                                       ====================================
         Inventories:
            Raw materials and supplies                                       $  2,015         $  1,828
            Work in process                                                         4              234
            Finished goods                                                        225              488
                                                                       ------------------------------------
                                                                                2,244            2,550
            Inventory valuation allowance                                        (208)               -
                                                                       ------------------------------------
                                                                             $  2,036         $  2,550
                                                                       ====================================
         Property and equipment:
            Furniture, fixtures and equipment                                $  3,766         $  3,191
            Real property                                                           -              217
            Leasehold improvements                                                174              907
                                                                       ------------------------------------
                                                                                3,940            4,315
            Accumulated depreciation                                           (1,844)          (1,812)
                                                                       ------------------------------------
                                                                             $  2,096         $  2,503
                                                                       ====================================
         Patents and trademarks:
            Patents and trademarks                                           $ 15,403         $ 15,317
            Accumulated amortization                                           (4,147)          (3,127)
                                                                       ------------------------------------
                                                                             $ 11,256         $ 12,190
                                                                       ====================================
         Goodwill:
            Goodwill                                                         $  2,494         $  2,494
            Accumulated amortization                                             (687)            (515)
                                                                       ------------------------------------
                                                                             $  1,807         $  1,979
                                                                       ====================================


             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


5. Investments

Investments consist of the following (in thousands):


                                                                       Gross Unrealized        Fair
                                                            Cost        Gains (Losses)         Value
                                                     ------------------------------------------------------
         December 31, 1999
         U.S. Corporate bond                                $  210            $ (1)            $  209
         U.S. Government agency bonds                        2,363             (32)             2,331
                                                     ------------------------------------------------------
                                                            $2,573            $(33)            $2,540
                                                     ======================================================
         December 31, 1998
         U.S. Corporate bonds                               $3,973            $(36)            $3,937
         U.S. Government agency bond                         1,107               4              1,111
                                                     ------------------------------------------------------
                                                            $5,080            $(32)            $5,048
                                                     ======================================================

The contractual maturity of investments at December 31, 1999, is as follows (in thousands):

                                                                                               Fair
                                                                             Cost             Value
                                                                       ------------------------------------
         Due within one year                                                  $1,183           $1,189
         Due between one year and five years                                   1,390            1,351
                                                                       ------------------------------------
                                                                              $2,573           $2,540
                                                                       ====================================

6. Income Taxes

The components of the income tax expense (benefit) for the years ended December
31 are as follows (in thousands):

                                                            1999             1998              1997
                                                     ------------------------------------------------------
         Current                                            $    -            $ -             $     -
         Deferred                                            4,140              -              (2,637)
                                                     ------------------------------------------------------
         Total                                              $4,140            $ -             $(2,637)
                                                     ======================================================


             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


6. Income Taxes (continued)

Significant components of the Company's deferred tax assets (liabilities) as of December 31 are as follows (in thousands):

                                                                             1999              1998
                                                                       ------------------------------------
         Net operating losses                                                 $11,870          $8,462
         Deferred revenue                                                         310               -
         Environmental reserve                                                    191               -
         Depreciation and amortization                                             30             (44)
         Allowance for doubtful accounts                                          121              29
         Other                                                                    146              42
                                                                       ------------------------------------
         Net deferred tax asset                                                12,668           8,489
         Valuation allowance                                                  (12,668)         (4,349)
                                                                       ------------------------------------
         Net deferred taxes                                                   $     -          $4,140
                                                                       ====================================

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, including tax planning strategies that are prudent and feasible that the Company would implement, management has determined that a valuation allowance of approximately $12,668,000 and $4,349,000 at December 31, 1999 and 1998, respectively, is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. At December 31, 1999, the Company has available net operating loss carryforwards of approximately $12,562,000 relating to years prior to 1998, which expire in the years 2010 through 2012, and net operating loss carryforwards of approximately $18,503,000 relating to the years ended December 31, 1999 and 1998 which expire in years 2018 and 2019.

The reconciliation of the expected income tax expense (benefit) with the actual income tax expense (benefit) reported for the years ended December 31 computed on loss before income taxes at federal statutory rates is as follows:

                                                            1999             1998              1997
                                                     ------------------------------------------------------
         Tax at federal statutory rate                    (34.0)%           (34.0)%          (34.0)%
         State and local income taxes, net of
         Nondeductible items                                 .5                .2               .1
         Change in valuation allowance                     74.3              38.4                -
         Other                                               .4               (.4)             1.0
                                                     ------------------------------------------------------
         Total                                             37.0%                - %          (37.0)%
                                                     ======================================================

                                  Page 42 of 60

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


7. Related Party Transactions

The Company and its founding major stockholder (Major Stockholder) are parties to an exclusive, worldwide license agreement dated January 31, 1996 (License Agreement) under which the Company has the right to manufacture, promote, market and sell all medical, pharmaceutical and health care products and devices created by the Major Stockholder on or before the date of the License Agreement (Technology). The License Agreement is for a term of twenty years with automatic renewals and requires annual fees equal to the greater of (i) 3% of net collected sales revenues from products based upon the Technology or (ii) $10,000, with an aggregate maximum limitation of $10,000,000. The License Agreement replaces an earlier license agreement with similar provisions. During 1999, 1998 and 1997, the Major Stockholder earned approximately $149,000, $161,000 and $148,000, respectively, pursuant to the License Agreement. During 1999 and 1998, the Company advanced the Major Stockholder $100,000 and $250,000, respectively, under the License Agreement, of which $40,000 and $89,000 in License Agreement advances are included in due from related party in the balance sheets at December 31, 1999 and 1998, respectively, because such amounts have not been earned. No such advances were made in 1997.

During August 1998, the Company's outside directors unanimously approved the Company's guarantee for a period of up to 90 days of $750,000 of the collateral obligations of the Major Stockholder's family limited partnership (Partnership) to a brokerage house. Under the terms of the Company's agreement with the Partnership, the brokerage house called on the Company's guarantee; the Partnership then executed and delivered to the Company a promissory note personally guaranteed by the Major Stockholder in an amount equal to the amount of the guarantee. The note was a six month note payable on demand and bears interest at the rate of interest charged by the brokerage house (7 3/4% at December 31, 1999). In February 1999, accrued interest was paid and the note was extended an additional three months. After becoming due on May 26, 1999, interest was paid and an additional extension of one year was authorized by the Board of Directors. The balance of funds advanced under the note is approximately $647,000 and $747,000 at December 31, 1999 and 1998, respectively, and is included in due from related party in the balance sheets based on the Company's understanding that such amounts will be repaid during 2000. The Company recorded income related to this note of approximately $54,000 and $20,000 for the years ended December 31, 1999 and 1998, respectively.

The Company and the Major Stockholder entered into an employment agreement effective October 9, 1998, amending an employment agreement dated September 27, 1996, under which the Major Stockholder serves as president. The terms provide for a salary of approximately $160,000 per year (with per year raises equal to the greater of 5% or a cost of living adjustment as defined in the agreement) as annual base compensation, plus an annual bonus equal to at least 5% of the consolidated pretax income of the Company. During 1999, 1998 and 1997, the president received salaries of approximately $168,000, $158,000, and $152,000, respectively.

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

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


8. Significant Customers

The Company has had a nonexclusive worldwide marketing and distribution agreement with Boehringer Mannheim Italia ("BMI") for its family planning diagnostic products since 1992. Following the acquisition of Boehringer Mannheim by Roche Holdings AG (Roche), the Company established a new agreement during 1998 with Roche whereby the Company directly supplies its finished and packaged family planning products to both corporate Roche distributors and independent distributors around the world. A significant part of the Company's business is dependent upon Roche. During the years ended December 31, 1999, 1998 and 1997, Roche accounted for approximately 31% and 33% of sales and BMI accounted for approximately 50% of sales, respectively. As of December 31, 1999 and 1998, accounts receivable from Roche were approximately $143,000 and $630,000, respectively.

During the years ended December 31, 1999 and 1998, a significant portion of the Company's business was dependent on one North American customer, CVS Distribution, Inc. (CVS). During the years ended December 31, 1999 and 1998, CVS accounted for approximately 25% and 24%, respectively, of sales. As of December 31, 1999 and 1998, accounts receivable from CVS were approximately $253,000 and $160,000, respectively.

During the year ended December 31, 1999, a significant portion of the Company's business was dependent on one international customer, LVMH Moet Hennessy Louis Vuitton, Inc. (LVMH). During the year ended December 31, 1999, LVMH accounted for approximately 13% of sales. As of December 31, 1999, accounts receivable from LVMH were approximately $709,000.

9. Commitments and Contingencies

Leases

The Company leases its operating facilities under operating leases expiring in October 2003. Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was approximately $758,000, $660,000 and $618,000, respectively.

At December 31, 1999, future minimum rentals, subject to cost-of-living adjustments, are approximately as follows (in thousands):

         2000                                               $   342
         2001                                                   353
         2002                                                   364
         2003                                                   312
                                                      -------------------
                                                             $1,371
                                                      ===================

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

On January 29, 1999, the Company and the Majority Stockholder filed their appeal to the Florida Fourth District Court of Appeal in West Palm Beach, Florida - Case No. 4 DCA 99-00423. On March 29, 2000, the court issued its opinion reversing the judgment against the Majority Stockholder for misappropriation of trade secrets. However, the appellate court affirmed the judgment against the Company for tortious interference with a business relationship. The court's decision is not final until the disposition of any timely filed motion for rehearing, which the Company may file as to the tortious interference claim against the Company. The Company also plans to vigorously pursue any other available proceedings to have the judgment relating to the tortious interference matter reversed or set aside.

The liability, if any, that may result from this matter and efforts to set the judgment aside cannot be reasonably estimated at this time and therefore no accrual for loss has been recorded in the financial statements as of December 31, 1999.

In November 1998, a purported shareholder class action lawsuit was filed against the Company. Eight additional complaints were subsequently filed in the same court. These claims were filed on behalf of a purported class of persons who purchased the Company's stock between November 27, 1995 and October 6, 1998. The complaints allege that the Company and certain officers and directors artificially inflated the Company's stock price by issuing false and misleading statements concerning the Company's prospects. The claims do not specify the damages resulting from the alleged conduct. These cases were consolidated in March 1999. The Company believes the claims lack merit and plans to contest the allegations vigorously. The Company maintains Directors and Officer's liability insurance; however there can be no assurance that such insurance coverage will be adequate to fund the costs of an award, if any, or attorneys' fees related these claims. At this time, it is not possible to estimate the ultimate loss, if any, related to these claims and therefore no accrual for loss has been recorded at December 31, 1999.

         In August 1999, the U.S. District Court for the Northern District of California confirmed an arbitration award against the Company in favor of Hooper & Associates, Inc. for approximately $198,000. Gary Hooper was the president and chief operating officer of Pharma Patch, PLC. The Company acquired certain assets of Pharma Patch, PLC in November 1995. The arbitration award found that Mr. Hooper was entitled to that amount pursuant to an employment agreement between Mr. Hooper and Pharma Patch, PLC. At this time, a bond has been posted in this matter to stay enforcement of the judgment. As a result, enforcement of the arbitration award has been stayed by a Florida court. The Florida court has scheduled a hearing for May 11, 2000 to hear arguments by the parties on a continuation of the stay. Separately, the Company is pursuing certain claims against Mr. Hooper related to other matters. At this time, it is not possible to estimate the ultimate loss, if any, related to the resolution of these matters and therefore no accrual for loss has been recorded as of December 31, 1999.

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


9. Commitments and Contingencies (continued)

Litigation (continued)

In January 2000, the U. S. District Court for the Southern District of Florida entered a judgment against the Company and the Major Stockholder holding them both liable, jointly and severally, for approximately $401,000, plus trial expenses and post-judgment interest. The judgment was the result of a civil cost recovery action brought against the Company and the Major Stockholder by the United States of America under the Comprehensive Environmental Response, Compensation, and Liability Act. Management believes that payment of this judgment and related expenses is probable and has estimated that the ultimate loss related to the resolution of this matter will be approximately $500,000 and, accordingly, has recorded an accrual for loss equal to this amount as of December 31, 1999.

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

On May 18, 1998, the Company issued to a single institutional investor 15,000 shares of Preferred Stock and warrants to purchase 150,000 shares of the Company's common stock and received proceeds of approximately $14,360,000, net of offering costs of approximately $640,000. The conversion price of the Preferred Stock was established at 92% of the market price of the common stock on the conversion date up to a maximum of $11.89 per share, with the possible exception described in the following paragraph. The warrants are exercisable at $11.89 per share. The Preferred Stock must be converted and the warrants can be converted at any time during the five-year period that commenced on May 18, 1998, with the possible exception described in the following paragraph. The Preferred Stock earns dividends at the rate of 6% per year which accumulate and increase the redemption value of the Preferred Stock.

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

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


10. Stockholders' Equity (continued)

The Preferred Stock was recorded at approximately $12,409,000, net of the value of the conversion feature of approximately $1,731,000, and the warrants were recorded at approximately $860,000, which represents the estimated fair value at the date of issuance. The Preferred Stock has been accreted up to the ultimate redemption value as of December 31, 1999 through periodic charges to additional paid-in capital. For the years ended December 31, 1999 and 1998, the Company recorded accretion of approximately $2,118,000 and $473,000, respectively.

During the year ended December 31, 1999, the institutional investor converted 3,350 shares of preferred stock and received 4,528,228 shares of the Company's common stock. During the year ended December 31, 1998, the institutional investor converted 300 shares of preferred stock and received 79,241 shares of the Company's common stock.

During 1996, the Company issued 15,000 shares of common stock in lieu of rent for a warehouse facility. During 1999, due to a decrease in the value of the Company's common stock, an agreement was reached with the lessor whereby the Company agreed to issue approximately 169,000 additional shares, and a liability was recorded for the fair value of the shares to be issued. These shares were issued in February 2000.

In conjunction with the 1995 initial public offering, the Company issued 220,000 warrants with an exercise price of $2.60 and a term of four years to the representative of the underwriters. Of the total warrants issued, 181,156 were exercised and 38,844 were outstanding as of December 31, 1999. The 38,844 outstanding warrants expired in February 2000. The fair market value of the warrants was recorded as a reduction of the proceeds from the issuance of common stock.

During 1996, the Company amended its Incentive Stock Option Plan (the Plan) to reserve 800,000 shares of common stock for issuance to employees or outside directors (Participant) of the Company. The exercise price of any stock option granted under the Plan to an eligible Participant must be at least equal to the fair market value of the shares on the date of the grant. Under the Amended Plan options expire no later than seven years from the date of the grant, but the vesting period is discretionary. The vesting periods for the options outstanding under the Plan at December 31, 1999 range from one to five years from the date of grant.

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


10. Stockholders' Equity (continued)

The following table summarizes information relative to the Company's options granted under the Plan:


                                                                                         Weighted Average
                                                                            Options       Exercise Price
                                                                       ------------------------------------
           Outstanding at January 1, 1997                                     112,500          $14.90
           Granted                                                            160,500            9.73
           Canceled                                                           (24,000)          15.00
                                                                       ------------------------------------

           Outstanding at December 31, 1997                                   249,000           11.56
           Granted                                                            126,600            7.25
           Canceled                                                           (13,600)          12.70
                                                                       ------------------------------------

           Outstanding at December 31, 1998                                   362,000           10.01
           Granted                                                            410,800            1.11
           Canceled                                                          (119,766)          11.04
                                                                       ------------------------------------
           Outstanding at December 31, 1999                                   653,034         $  4.22
                                                                       ====================================

           Exercisable at December 31, 1999                                   189,484          $10.58
                                                                       ====================================

           Weighted-average fair value of options granted under the
             Plan during 1999                                                   $.73
                                                                       ==================

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


10. Stockholders' Equity (continued)

The Company has also granted options (not under the Plan) as incentives to executives and independent contractors who have performed services for the Company. The following table summarizes information relative to the Company's options not issued under the Plan:




                                                                                         Weighted Average
                                                                            Options       Exercise Price
                                                                       ------------------------------------
         Outstanding at January 1, 1997
         Granted                                                              652,000          $14.61
         Canceled                                                               6,000           12.40
         Exercised                                                            (30,000)          15.00
                                                                       ------------------------------------

         Outstanding at December 31, 1997                                     628,000           14.57
         Granted                                                                4,000           10.38
         Canceled                                                             (74,000)          13.03
                                                                       ------------------------------------

         Outstanding at December 31, 1998                                     558,000           14.75
         Granted                                                              133,000            1.10
         Canceled                                                             (22,600)           2.35
                                                                       ------------------------------------

         Outstanding at December 31, 1999                                     668,400          $12.45
                                                                       ====================================

         Exercisable at December 31, 1999                                     633,400          $13.10
                                                                       ====================================

         Weighted-average fair value of
            options (not under the Plan)
            granted during 1999                                                 $.49
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

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


10. Stockholders' Equity (continued)

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method required by Statement 123. The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 1999 - risk-free interest rate of 5.52%; volatility factors of the expected market price of the Company's common stock of 1.020; and a weighted-average expected life of the option ranging from one to five years, and for 1998 and 1997 - risk-free interest rate of 6.11%; volatility factors of the expected market price of the Company's common stock of .701; and a weighted-average expected life of the option ranging from three to five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (amounts in thousands, except per share amounts):

                                                            1999             1998              1997
                                                     ------------------------------------------------------
         Pro forma net loss                                $(16,191)         $(10,606)        $(4,876)
         Accrued dividends on and accretion to
                                                     ------------------------------------------------------
         Pro forma net loss attributable to common
            stockholders                                   $(19,108)         $(11,636)        $(4,876)
                                                     ======================================================
         Pro forma net loss per
            common share                                   $  (1.72)         $  (1.16)        $  (.49)
                                                     ======================================================

The weighted-average remaining contractual life of options is 6.2 years.

Shares of common stock reserved for future issuance at December 31, 1999 are as follows:
         Options                                                                              1,468,400
         Warrants                                                                               588,844
                                                                                        -------------------
                                                                                              2,057,244
                                                                                        ===================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers of the Company are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions and ages of the Company's executive officers and directors as of December 31, 1999.

Name                                                 Age     Position
----                                                 ---     --------
Jack L. Aronowitz                                    59      Chairman, President and Chief Technical Officer

Elliott Block, Ph.D.                                 54      Chief Executive Officer and Director

Noel Buterbaugh(1)(2)(3)                             66      Director

Martin Gurkin, Ph.D.                                 67      Director (Retired as Senior Vice President and
                                                             Chief Operating Officer effective March 5, 1999)

Clayton Rautbord(1)(2)(3)                            72      Director

Stanley M. Reimer, Ph.D. (1)(2)(3)                   69      Director

Jay E. Eckhaus                                       55      Vice President, General Counsel and Secretary

Robert M. Morrow                                     62      Vice President of Sales and Marketing

Walter V. Usinowicz, Jr.                             52      Vice President of Finance and Chief Financial Officer

----------------------------------------
(1)  Member of the Company's Audit Committee
(2)  Member of the Company's Compensation and Stock Option Committee
(3)  Member of the Company's Board Organization and Governance Committee

         JACK L. ARONOWITZ, Chairman of the Board, President and Chief Technical Officer, founded Technical Chemicals and Products, Inc. in January 1992. Mr. Aronowitz has been involved in the development and commercialization of medical diagnostic products for more than 35 years. Prior to founding the Company, he was Executive Vice President, Technical Director and Director of Operations of TechniMed Corporation ("TechniMed") from May 1985 to October 1991 and President from January 1983 to April 1985. TechniMed was engaged in the medical diagnostic and biochemical businesses. From 1974 to 1983 he was the founder, Chairman and President of Leon Laboratories, which developed and manufactured diagnostic and research reagents for numerous life science companies on a worldwide basis. From 1970 to 1974, Mr. Aronowitz was a founder and Executive Vice President of Reliable Chemicals, which developed and manufactured diagnostic and research reagents for numerous life science companies on a worldwide basis. From 1968 to 1970, he was Director of Laboratories for Sigma Chemicals, Inc. Prior to that he was the founder, Chairman and President of Hall Laboratory Products Corp.

         ELLIOTT BLOCK, Ph.D., Chief Executive Officer since May 1999 and a Director of the Company since September 1999, has responsibility for the Company's strategic direction and day-to-day business operations. Dr. Block has more than 28 years of senior level experience in the research, manufacturing and international marketing of over-the-counter and clinical diagnostic products, as well as the operation of licensed clinical laboratories. Dr. Block was the President, CEO and a director of Medicorp Inc., a privately held biomedical company headquartered in Montreal, Canada from its inception in 1986 to 1999. Medicorp is involved in the research, manufacturing and international marketing of clinical diagnostic tests, the distribution of research kits and reagents in Canada and the operation of a licensed clinical laboratory. He was also instrumental in forming Decision Diagnostics LLC, a joint venture with Dianon Systems, Inc. (Nasdaq: DIAN), to license new technology for the improved diagnosis of prostate cancer.

                                    PART III

         From 1981 through 1985, Dr. Block served as a director and the first President and CEO of Hygeia Sciences, Inc. Hygeia developed and manufactured the First Response(R) over-the-counter pregnancy and ovulation kits marketed by Tambrands, Inc. (the manufacturer of Tampax(R) products), which subsequently purchased Hygeia. These same assays were manufactured for Hoffmann-La Roche, which sold them to the professional market. From 1972 through 1981, he held positions of increasing responsibility at Becton Dickinson Immunodiagnostics, a division of Becton, Dickinson & Co., including Vice President, Operations and Vice President, Research & Development. Previously, he worked in clinical diagnostics research at Syva Company. Dr. Block has a Ph.D. from Brandeis University and was an Alexander von Humboldt Fellow at the University of Cologne, Germany. He has a B.A. degree from Queens College.

         NOEL BUTERBAUGH has been a Director of the Company since April 1998. He has 45-plus years of experience in biotechnology and medical technology. Until his retirement in 1999, Mr. Buterbaugh was President and Chief Executive Officer of BioWhittaker, Inc., ("BioWhittaker") which was acquired by Cambrex Corporation (NYSE: CMB) in 1997. He was with BioWhittaker since the early 1950s and became its President in 1979. BioWhittaker is a major supplier of cell cultures and related scientific products to the biotechnology industry and the leading supplier worldwide of these biological products to the medical and clinical diagnostics industry. He holds a Bachelor of Science degree in Business Administration from American University in Washington, D.C. In addition to his corporate responsibilities, Mr. Buterbaugh presently is a Director for the Maryland Health Care Development Corporation and Director for the High Technology Council of Maryland. His previous outside service included posts as a Director of the Health Industry Manufacturers Association (HIMA) and Chairman of the HIMA Science and Technology Steering Committee, as well as a member of the U.S. Department of Commerce Technical Advisory Committee on Biotechnology (BIOTAC).

         MARTIN GURKIN, Ph.D. has been a Director of the Company since January 1996. Dr. Gurkin retired from the Company as of March 5, 1999, at which time he was Senior Vice President, Chief Operating Officer and a Director. Prior to joining the Company, he served as Vice President of ISCO, Inc., a company engaged in the manufacture of scientific analytical instrumentation, from October 1989 to December 1995. Prior to joining ISCO, Inc., Dr. Gurkin was employed in various capacities for over 17 years by E. M. Science (an affiliate of E. Merck KGAA), a company engaged in the manufacturing of laboratory reagents and chromatography supplies.

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

         STANLEY M. REIMER, Ph.D. has been a Director of the Company since September 1998. Dr. Reimer has more than 30 years of diverse experience in the healthcare industry, including basic and applied research and technical, clinical and public health management. Since 1988, Dr. Reimer has been President of Laboratory Management Associates, which provides direction and consultation to the clinical laboratory and healthcare industry. He also served as Assistant Commissioner of Health and Director of the Public Health Laboratories for the City of New York from 1991 to 1996. In addition, Dr. Reimer previously was Vice President and General Manager of Allied Clinical Laboratories from 1985 to 1988, and Vice President and Area Manager with Bio-Science Laboratories from 1971 to 1985. Dr. Reimer holds Bachelor of Science degrees in chemistry and physiology from Allegheny College and both his Master of Science degree and Ph.D. in biochemistry from Rutgers University. His research and teaching affiliations have included Academy of Senior Professionals at Eckerd College; Harvard Medical School; Beth Israel Hospital (Boston, MA); National Heart Institute; Downstate Medical Center (Brooklyn, NY); Long Island University; and Woods Hole Marine Biology Laboratories. He also holds laboratory director's licenses in Florida and New York State.

                                    PART III

         JAY E. ECKHAUS, Vice President, General Counsel and Secretary, has more than 25 years of extensive corporate and commercial legal experience. From 1990 to 1998, Mr. Eckhaus was in private practice focusing on corporate and commercial law. He held senior level positions at General Foods Corporation from 1973 to 1989, including vice president and chief counsel of its baking operations as well as assignments in both domestic and international food operations. Mr. Eckhaus also served as vice president, general counsel and secretary for the U.S. operations of Alfa-Laval, Inc., a leading European technology company. He received his Juris Doctorate Degree from The Ohio State University and his B.S. degree in Business Administration from Bowling Green State University.

         ROBERT M. MORROW, Vice President of Sales and Marketing, has more than 33 years of senior management experience in various industries that include over-the-counter diagnostics, prescription pharmaceuticals, medical devices, food products and services and hospitality with a strong emphasis on sales and marketing. He was President and Acting Chief Executive Officer of Thames Pharmacal Co. from 1997 to 1999. From 1982 to 1997, Mr. Morrow served in numerous executive assignments with Nutmeg Consultants that include: Vice President and General Manager of TurboChef, Inc.; Executive Vice President, Chief Operating Officer and Director of Veriden Corporation; President, Chief Executive Officer, Co-Founder and Director of Kushi Macrobiotics Corp.; President and Chief Operating Officer for Culinar Sales Corp.; President and Chief Operating Officer for RIM Industries, Inc.; Executive Vice President and Chief Operating Officer for Savoy Industries, Inc.; and Senior Vice President and General Manager of Hicks & Greist Advertising Agency. In addition, from 1974 to 1982, Mr. Morrow was Group Vice President of Marketing and Development/Food Group of International Telephone & Telegraph Corp. He also served as Director of Marketing and Sales for Revlon, Inc. and Almay Cosmetics Co. Mr. Morrow has a M.B.A. degree from Long Island University and a B.S. degree in chemistry and marketing research from The Ohio State University.

         WALTER V. USINOWICZ, JR., Vice President of Finance and Chief Financial Officer, is responsible for TCPI's financial reporting and treasury functions, as well as support of the Company's strategic planning and business development activities. Mr. Usinowicz has more than 25 years of senior management experience in the life sciences and medical technology industries that includes financial management, business development and general management experience. From 1990 to 1999, Mr. Usinowicz was primarily engaged in the management of start-ups and turnaround situations. Recently, he was CFO of BuyMatrix, Inc., an e-commerce store serving the needs of physicians, where he was successful in securing the initial venture capital funding. Previously, Mr. Usinowicz held executive management positions in several biotechnology companies, where he was successful in establishing strategic alliances, conducting financial turnaround activities, and raising capital. From 1991 to 1994, Mr. Usinowicz was the Chief Operating Officer of Rocky Mountain Instrument Co., a manufacturer of precision optics. From 1984 to 1990, he served as CFO of Mountain Medical Equipment, Inc., a publicly held manufacturer of respiratory therapy equipment. From 1974 to 1984, he held positions of increasing responsibility at Becton, Dickinson & Company, including Director of Business Planning-Laboratory Group and controller at a diagnostics division. Prior to that, he held positions in manufacturing cost accounting and production control systems at W. R. Grace & Co. and at General Foods Corporation. Mr. Usinowicz holds a M.B.A. degree from New York University and a B.S. degree in Finance from Lehigh University.

         There is no family relationship between any executive officer or director of the Company.

Item 11.          EXECUTIVE COMPENSATION

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Items 11, 12 and 13 is incorporated by reference from the Company's definitive proxy statement to be filed in connection with the Company's Annual Meeting of Shareholders to be held during 2000.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K

         A.       The following documents are filed as part of the report:

                  (1) The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page 30 of this report.

                  (2) Financial Statement Schedules.


                     TECHNICAL CHEMICALS AND PRODUCTS, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                December 31, 1999


                                                                    Additions
                                                        ----------------------------------
                                        Balance at         Charged to       Charged to                           Balance at
                                       Beginning of        Costs and      Other Accounts        Deductions -         End
            Description                   Period            Expenses        - Describe            Describe        of Period
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
Year Ended December 31, 1999:
Allowance for doubtful accounts           $    75,000       $   280,419   $         -        $   37,419(1)     $    318,000
Inventory Valuation Allowance                       -           207,756             -                 -             207,756
Tax Valuation Allowance                     4,349,325         8,318,575             -                 -          12,667,900
                                      ---------------- ----------------- ---------------- ----------------- ----------------
Total                                     $ 4,424,325       $ 8,806,750   $         -        $   37,419(1)     $ 13,193,656
                                      ================ ================= ================ ================= ================

Year Ended December 31, 1998:
Allowance for doubtful accounts           $    18,000       $   198,000   $         -        $  141,000(1)     $     75,000
Tax Valuation Allowance                       572,801         3,776,524             -                 -           4,349,325
                                      ---------------- ----------------- ---------------- ----------------- ----------------
Total                                     $   590,801       $ 3,974,524   $         -        $  141,000(1)     $  4,424,325
                                      ================ ================= ================ ================= ================

Year Ended December 31, 1997:
Allowance for doubtful accounts           $    18,000       $         -   $         -        $        -        $     18,000
Tax Valuation Allowance                       572,801                 -             -                 -             572,801
                                      ---------------- ----------------- ---------------- ----------------- ----------------
Total                                     $   590,801       $         -   $         -        $        -        $    590,801
                                      ================ ================= ================ ================= ================


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

10.9         *           Employment Agreement dated October 9, 1998 between the Company and Jay E. Eckhaus.

10.14        *****       Letter Agreement between the Company and Redstone Securities, Inc. dated January 15, 1996.

10.15        ******      Stock Option Agreement with Martin Gurkin dated November 1996.

10.16        *****       Letter Agreement with Flora, Inc. dated February 5, 1996.

10.17        *******     Employment Agreement dated September 10, 1999 between the Company and Elliott Block, Ph.D.

10.18        ********    Employment Agreement dated November 22, 1999 between the Company and Walter V. Usinowicz, Jr.

10.19        Filed       Employment Agreement dated May 27, 1999 between the Company and Robert M. Morrow.
             Herewith

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

*******      Incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q filed on November 9, 1999.

********     Incorporated by reference to Exhibit A of Form 8-K filed on December 15, 1999.

B.       Reports on Form 8-K

                  Report on Form 8-K filed on December 15, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TECHNICAL CHEMICALS AND PRODUCTS, INC.


                                     By:    /s/ Jack L. Aronowitz
                                           -----------------------
                                           Jack L. Aronowitz
                                           Chairman of the Board, President, and
                                           Chief Technical Officer

                                     Date: March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                                       Date
---------                                            -----                                       ----
/signed/                                             Chairman of the Board, President,           March 30, 2000
------------------------------------                 and Chief Technical Officer
Jack L. Aronowitz



/signed /                                            Chief Executive Officer                     March 30, 2000
---------------------------------------------        (Principal Executive Officer)
Elliott Block, Ph.D.



/signed /                                            Vice President, Chief Financial             March 30, 2000
---------------------------------------------        Officer (Principal Financial Officer
Walter V. Usinowicz, Jr.                             and Principal Accounting Officer)



/signed /                                            Director                                    March 30, 2000
---------------------------------------------
Noel Buterbaugh



/signed /                                            Director                                    March 30, 2000
---------------------------------------------
Martin Gurkin



/signed /                                            Director                                    March 30, 2000
---------------------------------------------
Clayton Rautbord



/signed /                                            Director                                    March 30, 2000
---------------------------------------------
Stanley M. Reimer, Ph.D.





Exhibit
Number                                        Index to Exhibit
------                                        ----------------

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

10.9         *           Employment Agreement dated October 9, 1998 between the Company and Jay E. Eckhaus.

10.14        *****       Letter Agreement between the Company and Redstone Securities, Inc. dated January 15, 1996.

10.15        ******      Stock Option Agreement with Martin Gurkin dated November 1996.

10.16        *****       Letter Agreement with Flora, Inc. dated February 5, 1996.

10.17        *******     Employment Agreement dated September 10, 1999 between the Company and Elliott Block, Ph.D.

10.18        ********    Employment Agreement dated November 22, 1999 between the Company and Walter V. Usinowicz, Jr.

10.19        Filed       Employment Agreement dated May 27, 1999 between the Company and Robert M. Morrow.
             Herewith

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

*******      Incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q filed on November 9, 1999.

********     Incorporated by reference to Exhibit A of Form 8-K filed on December 15, 1999.