Form 10-K/A
period 1999-12-31
TECHNICAL CHEMICALS & PRODUCTS INC
filed 2000-05-01
CIK 924921

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                           Commission File No. 0-25406

                     TECHNICAL CHEMICALS AND PRODUCTS, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                          65-0308922
-------------------------------                         ---------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                              3341 S.W. 15th STREET

                          POMPANO BEACH, FLORIDA 33069
          (Address of principal executive offices, including zip code)
        Registrant's telephone number, including area code (954) 979-0400


      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to section 12(g) of the Exchange Act:

                          Common Stock, $.001 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         As of March 27, 2000, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $39,411,432.

         As of March 27, 2000, the number of outstanding shares of Common Stock, par value $.001 per share, of the Registrant was 29,541,258.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                               Page
                                                                                                               ----
Part I

Previously Filed

Part II

Previously Filed

Part III

Item 10. Directors And Executive Officers Of The Registrant ....................................................  3

Item 11.  Executive Compensation ...............................................................................  7

Item 12.  Security Ownership of Certain Beneficial Owners and Management ....................................... 11

Item 13.  Certain Relationships and Related Transactions ....................................................... 12

Part IV

Previously Filed

Signatures

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

NAME                                 AGE      POSITION                                DIRECTOR SINCE
----                                 ---      --------                                --------------
Jack L. Aronowitz                    60       Chairman, President and Chief           1992
                                              Technical Officer (Class I - term
                                              expiring in 2002)

Elliott Block, Ph.D.                 55       Chief Executive Officer and Director    1999
                                              (Class III - term expiring 2001)

Noel Buterbaugh(1)(2)(3)             66       Director (Class I - term expiring in    1998
                                              2002)

Martin Gurkin,                       67       Director (Retired as Senior Vice        1996
Ph.D.(1)(2)(3)                                President and Chief Operating
                                              Officer effective March 5, 1999)
                                              (Class III - term expiring in 2001)

Clayton Rautbord(1)(2)(3)            72       Director (Class II - nominee for a      1996
                                              term expiring in 2003)

Stanley M. Reimer, Ph.D.             69       Director (Class II - nominee for a      1998
(1)(2)(3)                                     term expiring in 2003)

Jay E. Eckhaus                       56       Vice President, General Counsel and
                                              Secretary

Robert M. Morrow                     62       Vice President of Sales and
                                              Marketing

Walter V. Usinowicz, Jr.             52       Vice President of Finance and Chief
                                              Financial Officer

-----------------------

(1)      Member of the Company's Audit Committee
(2)      Member's of the Company's Compensation and Stock Option Committee
(3)      Member of the Company's Board Organization and Governance Committee

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

         CLAYTON L. RAUTBORD has been a Director of the Company since August 1996. Mr. Rautbord is presently the Secretary and Treasurer of Wenk Aviation Insurance Corporation. From 1980-1989, he was the founder and President of Photo Con-X-Ion, Inc., a manufacturer of photographic chemicals, and was the President and CEO of APECO, a company listed on the NYSE, from 1963 to 1974. In addition to the Company's Board of Directors, Mr. Rautbord also serves on the Board of Directors of Albany Bank and Trust Company in Chicago.

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

         WALTER V. USINOWICZ, JR., Vice President of Finance and Chief Financial Officer, is responsible for the Company's financial reporting and treasury functions, as well as support of the Company's strategic planning and business development activities. Mr. Usinowicz has more than 25 years of senior management experience in the life sciences and medical technology industries that includes financial management, business development and general management experience. From 1990 to 1999, Mr. Usinowicz was primarily engaged in the management of start-ups and turnaround situations. Recently, he was CFO of BuyMatrix, Inc., an e-commerce store serving the needs of physicians, where he was successful in securing the initial venture capital funding. Previously, Mr. Usinowicz held executive management positions in several biotechnology companies, where he was successful in establishing strategic alliances, conducting financial turnaround activities, and raising capital. From 1991 to 1994, Mr. Usinowicz was the Chief Operating Officer of Rocky Mountain Instrument Co., a manufacturer of precision optics. From 1984 to 1990, he served as CFO of Mountain Medical Equipment, Inc., a publicly held manufacturer of respiratory therapy equipment. From 1974 to 1984, he held positions of increasing responsibility at Becton, Dickinson & Company, including Director of Business Planning-Laboratory Group and controller at a diagnostics division. Prior to that, he held positions in manufacturing cost accounting and production control systems at W. R. Grace & Co. and at General Foods Corporation. Mr. Usinowicz holds a M.B.A. degree from New York University and a B.S. degree in Finance from Lehigh University.

         There is no family relationship between any executive officer or director of the Company.



COMPENSATION OF DIRECTORS

         Each non-employee director of the Company is paid an annual fee of $5,000. Each non-employee director acting as a Committee Chair receives an additional $500 per year. In addition, each non-employee director receives $500 for each Committee and Board meeting attended, provided that the Committee meeting is other than on a day when a Board Meeting is held. Non-employee directors are also reimbursed for their travel expenses to meetings of the Board of Directors. On April 2, 1999, each non-employee director received 1,000 shares of the Company's stock as additional compensation. On June 18, 1999, each non-employee director was granted an option to purchase 19,600 shares of the Company's Common Stock at an exercise price equal to that day's closing price, as quoted by The Nasdaq Stock Market. No director who is an employee of the Company receives separate compensation for services rendered as a director.

MEETINGS OF THE BOARD OF DIRECTORS AND STANDING COMMITTEES

         The Board of Directors held nine meetings during the year ended December 31, 1999. Each director attended at least 75% or more of the aggregate number of meetings held by the Board of Directors and the committees on which he or she served. Dr. Kathryn Harrigan resigned from the Board of Directors in September of 1999. At a meeting of the Board of Directors held on September 27, 1999, Elliott Block, Ph.D. was elected a director to fill the vacancy.

         The Company's Board of Directors has three standing committees: the Audit Committee, the Compensation and Stock Option Committee and the Board Organization and Governance Committee. All such Committees consisted of non-employee directors: Dr. Harrigan (until September 1999), Mr. Rautbord, Mr. Buterbaugh and Mr. Reimer. Dr. Gurkin replaced Dr. Harrigan as member of such Committees upon her resignation.

         The Audit Committee held one meeting during the year ended December 31, 1999. The primary functions of the Audit Committee are to assist the Board of Directors in fulfilling its responsibilities with respect to the accounting and financial reporting practices of the Company (including its system of internal controls and financial management practices), to select the Company's independent accountants and to meet with the Company's independent accountants to address and review the scope and results of the audit and other services performed by the Company's independent accountants.

         The Compensation and Stock Option Committee held three meetings during the year ended December 31, 1999. The primary functions of the Compensation and Stock Option Committee are to review and approve the Company's compensation policies and practices, to propose compensation levels for executive officers and other key employees and to administer the Company's Amended and Restated 1992 Stock Option Plan.

         The Board Organization and Governance Committee held three meetings during the year ended December 31, 1999. The Board Organization and Governance Committee is responsible for corporate governance and also serves as the Nominating Committee for the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

Item 11.   EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company, during the fiscal years ended December 31, 1999, 1998, and 1997 to the officers whose names appear in the table below. No restricted stock awards, long-term incentive plan payouts or other types of compensation other than the compensation identified in the chart below were paid to these officers. No other executive officer of the Company earned a total annual salary and bonus during 1999, 1998 and 1997 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                                                       COMPENSA-
                                                   ANNUAL COMPENSATION                TION AWARDS
                                                   -------------------                -------------
                                                                                       Securities
  Name and Principal                                                Other Annual       Underlying         Other
      Position                 Year(a)   Salary($)    Bonus($)     Compensation($)     Options(#)     Compensation
      --------                 ------    --------     -------      ---------------     ----------     ------------
Jack L. Aronowitz              1999       $167,512          --         $ 13,267(b)            --
    President, Chief           1998        160,864          --           13,076(b)            --
    Technical Officer, and     1997        151,938          --           24,644(b)            --
    Chairman of the Board

Elliott Block, Ph.D.           1999        106,298          --              988(b)       250,000
    Chief Executive            1998            (a)          --               --               --
    Officer and Director       1997            (a)          --               --               --

Jay E. Eckhaus                 1999        131,750          --            2,185(b)         5,000
    Vice President,            1998         97,116      18,750            1,113(b)        15,000
    General Counsel and        1997            (a)          --               --               --
    Secretary

Robert M. Morrow               1999        114,250          --            2,638(b)        30,000
    Vice President of          1998            (a)          --               --               --
    Sales and Marketing        1997            (a)          --               --               --

Stuart R. Streger              1999         99,429          --            2,569(b)            --
     Vice President            1998        134,514      25,000            3,085(b)         1,000
     and Chief Financial       1997        127,625      35,000            2,216(b)        11,000
     Officer (Through
     September 1999)(c)


-------------------

(a) Not employed by the Company at that time.
(b) Includes the cost of an automobile and/or health insurance.
(c) Mr. Streger resigned from the Company effective in September 1999.

STOCK OPTION GRANTS AND EXERCISES; LONG-TERM INCENTIVE PLANS IN 1999

         The following table sets forth the stock options granted to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 1999.

                                  OPTION GRANTS

                                                                                                   POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED ANNUAL
                                                                                                   RATES OF STOCK PRICE
                                                                                                  APPRECIATION FOR OPTION
                                                                                                         TERM(a)
                                NUMBER OF        PERCENT OF
                               SECURITIES      TOTAL OPTIONS
                               UNDERLYING       GRANTED TO         EXERCISE
                                 OPTIONS        EMPLOYEES IN       PRICE PER     EXPIRATION
 NAME                          GRANTED(#)       FISCAL YEAR        SHARE ($/SH)     DATE          5% ($)        10% ($)
Elliott Block, Ph.D.            250,000            59.41%            $1.250        5/10/09       $196,530     $498,045

Jay E. Eckhaus                    5,000             1.19%            $0.438       11/04/09       $  1,377     $  3,490

Robert M. Morrow                 10,000             2.38%            $1.375        2/15/05       $  4,676     $ 10,609

                                 10,000             2.38%            $1.375        2/15/06       $  5,598     $ 13,045

                                 10,000             2.38%            $1.375        2/15/07       $  6,565     $ 15,724

---------------

(a) The potential realizable values set forth under these columns result from calculations assuming 5% and 10% annualized stock price growth rates from grant dates to expiration dates and are not intended to forecast future price appreciation of the Company's Common Stock based upon growth at these prescribed rates. The Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown factors. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company. There can be no assurance that the amounts reflected in this table will be achieved.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                              SHARES                                                                 VALUE OF UNEXERCISED
                            ACQUIRED ON         VALUE        NUMBER OF SECURITIES UNDERLYING        IN-THE-MONEY OPTIONS AT
NAME                        EXERCISE(#)      REALIZED($)    UNEXERCISED OPTION AT YEAR-END(#)           YEAR-END($)(1)

                                                              EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
Elliott Block, Ph.D.            --               --             83,334           166,666                --                    --

Jay E. Eckhaus                  --               --             10,000            10,000                --                  $310

Robert M. Morrow                --               --             10,000            20,000                --                    --

Stuart R. Streger               --               --             32,000              --                  --                    --


---------------------

(1) Calculated by multiplying the number of shares underlying options by the difference between the closing sale price for the Common Stock of $0.50 as reported by The Nasdaq Stock Market on December 31, 1999 and the exercise price of the options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation and Stock Option Committee consisted of Mr. Buterbaugh, Dr. Gurkin (effective September 1999), Dr. Harrigan (through September 1999), Mr. Rautbord and Dr. Reimer during 1999. During 1999, there were no interlocking relationships of the Compensation and Stock Option Committee. Each member serving on the Compensation and Stock Option Committee was an outside director and no member has ever been an officer or employee of the Company, except Dr. Gurkin who served as the Company's Senior Vice President and Chief Operating Officer until his retirement from the Company effective March 5, 1999.

EMPLOYMENT CONTRACTS

         The Company entered into an employment agreement with Jack L. Aronowitz, as of January 1, 1993, as amended on September 27, 1996 and October 9, 1998, pursuant to which Mr. Aronowitz serves as President of the Company. The agreement provides that Mr. Aronowitz receive: (i) a current base salary of $175,900, increased annually by a minimum of 5%; and (ii) an annual bonus of 5% of the Company's consolidated pre-tax income. The agreement also provides that Mr. Aronowitz is entitled to health insurance, a car allowance of $10,000 per year, other fringe benefits, and, at the Board's discretion, further bonuses and reimbursement for various expenses. In addition, the agreement prohibits Mr. Aronowitz (i) during and after the term of the agreement, from disclosing confidential information relating to the Company and (ii) during the term of the agreement and for a period of two years after termination thereof, from competing with the Company anywhere in the United States where the Company is engaged in business or has evidenced an intention to engage in business. Notwithstanding the foregoing, if Mr. Aronowitz's employment is terminated by the Company for any reason other than Mr. Aronowitz having engaged in any material act of dishonesty, disloyalty, negligence and/or fraud which is, or may be, damaging to the Company's business, the Company must pay Mr. Aronowitz two times his then base salary plus an amount equal to two times the last bonus paid to or accrued for him pursuant to the agreement (three times base salary plus bonus in the event of termination following a "change of control," as defined in the agreement).

         The Company entered into an employment agreement with Elliott Block, Ph.D., dated September 10, 1999, pursuant to which Dr. Block serves as a Chief Executive Officer of the Company. The agreement provides that Dr. Block receive:
(i) a current base salary of $173,250, increased annually by a minimum of 5%; and (ii) Upon achieving defined goals, an annual bonus of not less than $10,000 nor more than fifty per cent of Dr. Block's salary in effect for the period applicable to such Bonus Award; and an annual bonus equal to 3% of the Company's after tax net income not to exceed 50% of his base salary. Dr. Block is also entitled to a one-time bonus of $25,000 upon the attainment of certain net income goals. Upon execution of this agreement, the Company granted Dr. Block 240,000 Incentive Stock Options and 10,000 Non-Qualified Stock Options and made a loan to Dr. Block in the amount of $50,000, which shall be deemed repaid with respect to 50% of the amount due and owing on each of the first two anniversary dates of this agreement as long as Dr. Block remains an employee of the Company or is not terminated for cause (as defined). Dr. Block receives health insurance, other fringe benefits, and, at the Board of Directors' discretion, reimbursement for various expenses. In addition, the agreement prohibits Dr.
Block: (i) during and after the term of the agreement, from disclosing confidential information relating to the Company during the term of the agreement and for five years after. Notwithstanding the foregoing, if Dr. Block's employment is terminated by the Company other than for cause (as that phrase is defined in the agreement) or due to the death or disability of Dr. Block, the Company must pay Dr. Block an amount equal to two times his then base salary. Dr. Block is also a director of the Company. The agreement provides that notwithstanding the foregoing, if Dr. Block's employment is terminated by the Company without cause (as defined), if he is constructively discharged, or if he terminates his employment for good reason (as defined), the Company must pay Dr. Block the greater of the amounts due for the unexpired term of employment or two times his then base salary plus an amount equal to any bonuses paid or accrued to him during the 12 months prior to such termination. Dr. Block is also entitled to receive an amount equal to two times base salary plus two times bonuses paid or accrued in the last 12 months in the event of termination following a change of control (as defined).

         On October 9, 1998, the Company entered into an employment agreement with Jay E. Eckhaus, pursuant to which he serves as Vice President and General Counsel. Mr. Eckhaus' current base salary is $136,500, which may be increased at the discretion of the Board of Directors. On May 27, 1999, the Company entered into an employment agreement with Robert M. Morrow, pursuant to which he serves as Vice President of Sales and Marketing. Mr. Morrow's current base salary is $135,200, which may be increased at the discretion of the Board of Directors. The Company also granted Mr. Morrow 30,000 options upon execution of the agreement. On November 22, 1999, the Company entered into an employment agreement with Walter V. Usinowicz, Jr., pursuant to which he serves as Vice President and Chief Financial Officer of the Company. Mr. Usinowicz's current base salary is $135,000, which may be increased at the discretion of the Board of Directors. The Company also granted Mr. Usinowicz 35,000 options upon execution of the agreement. The Agreements also provide that Messrs. Eckhaus, Morrow and Usinowicz may receive yearly bonuses at the discretion of the Board of Directors. Messrs. Eckhaus, Morrow and Usinowicz also receive health insurance, other fringe benefits and reimbursement for business expenses. In addition, the agreements prohibit Messrs. Eckhaus, Morrow and Usinowicz during and after the expiration of the agreement for a period five years from disclosing confidential information relating to the Company. Each of the aforementioned agreements provide that in the event that the employment of any of them is terminated by the Company for any reason other than for Cause (as defined in the agreement) or by the employee without Good Reason (as defined in the agreement), the aforementioned employee receives an amount equal to the employee's base salary for the remainder of the term of the respective agreement (but at least six months' base salary) plus an amount equal to the bonus paid to such employee in the previous fiscal year (two times salary plus two times bonus paid or accrued in the last year in the event of termination following a "change if control" as defined in the agreement.) The employment agreements for Messrs. Block, Eckhaus, Morrow and Usinowicz also provide for share appreciation rights being granted to such persons.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               SECURITY OWNERSHIP

         The following table sets forth certain information as of April 19, 2000 with respect to the Common Stock of the Company owned by (1) any person who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (2) each director and director nominee of the Company, (3) each executive officer named in the Summary Compensation Table and (4) all directors and executive officers as a group.

         On April 19, 2000, there were 29,541,258 shares of Common Stock outstanding. Unless indicated, each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

                                                                             Amount and Nature of
Name and Address of Beneficial Owner(a)                                    Beneficial Ownership(b)          Percent
Jack L. Aronowitz.................................................                       4,607,316(c)       15.6%

Elliott Block, Ph.D                                                                         96,934(d)        *

Noel Buterbaugh...................................................                          20,600(d)        *

Jay E. Eckhaus ...................................................                          22,200(d)        *

Martin Gurkin, PH.D ..............................................                          20,000(d)        *

Robert M. Morrow .................................................                          30,000(d)        *

Clayton L. Rautbord ..............................................                          24,200(d)        *

Stanley M. Reimer, PH.D ..........................................                          23,600(d)        *

Stuart R. Streger ................................................                          33,200(d)        *

All directors and executive officers
as a group (9 persons)............................................                       4,878,050       16.5%

---------------------
*        Does not exceed one percent.
(a) The address of each of Messrs. Aronowitz, Block, Buterbaugh, Eckhaus, Gurkin, Morrow, Rautbord and Reimer is c/o Technical Chemicals and Products, Inc., 3341 S.W. 15th Street, Pompano Beach, FL 33069.

(b) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission rules, includes shares as to which a person has or shares voting power and/or investment power.

(c) Includes 500,000 shares that may be acquired upon exercise of a currently exercisable warrant and 370,000 shares as to which Mr. Aronowitz holds a voting proxy. With respect to such voting proxy, the Company has been informed that, since the date of such proxy, the legal ownership of 345,000 shares may have been transferred ("Transferred Shares"). The Company has been unable to determine whether the beneficial ownership of such Transferred Shares has changed as a result of the transfers, in which event Mr. Aronowitz would no longer have the right to vote such shares.

(d)   Includes options that are currently exercisable in the following amounts:
      Dr. Block - 83,334; Mr. Buterbaugh - 19,600; Dr. Gurkin - 19,600; Mr. Eckhaus - 20,000; Mr. Morrow - 20,000; Mr. Rautbord - 22,600: Dr. Reimer - 20,600; and Mr. Streger - 32,000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During August 1998, the Company's outside directors unanimously approved the Company's guarantee, for a period of up to 90 days, of $750,000 of the collateral obligations of Mr. Aronowitz's family limited partnership (Partnership) to a brokerage house. Under the terms of the Company's agreement with the Partnership, the brokerage house called on the Company's guarantee; the Partnership then executed and delivered to the Company a promissory note personally guaranteed by Mr. Aronowitz in an amount equal to the amount of the guarantee. The note was a six-month note payable on demand and bears interest at the rate of interest charged by the brokerage house (7 3/4% at December 31, 1999). In February 1999, accrued interest was paid and the note was extended an additional three months. After becoming due on May 26, 1999, interest was paid and an additional extension of one year was authorized by the Board of Directors. The balance of funds advanced under the note was approximately $647,000 at December 31, 1999, and was included in due from related party in the balance sheets based on the Company's understanding that such amounts will be repaid during 2000. At the Board meeting on April 27, 2000, an additional extension of eighteen months commencing on September 1, 2000 was authorized by the Board of Directors, with payments due quarterly.

         The Company and Mr. Aronowitz are parties to an exclusive, worldwide license agreement dated January 31, 1996 ("License Agreement") under which the Company has the right to manufacture, promote, market and sell all medical, pharmaceutical and health care products and devices created by Mr. Aronowitz on or before the date of the License Agreement. The License Agreement is for a term of twenty years with automatic renewals and requires annual fees equal to the greater of (i) 3% of net collected sales revenues from products based upon certain technology or (ii) $10,000, with an aggregate maximum limitation of $10,000,000. The License Agreement replaces an earlier license agreement with similar provisions. During 1999, 1998, 1997 and 1996, Mr. Aronowitz earned approximately $149,000, $161,000, $148,000 and $114,000, respectively, pursuant to the License Agreement. He waived all licensing fees due him for the years ended December 31, 1995 and 1994. Mr. Aronowitz is also party to an employment contract with the Company. See "- Employment Contracts."

         The Company made a loan to Dr. Block in the amount of $50,000 pursuant to his Employment Agreement with the Company, which shall be deemed repaid with respect to 50% of the amount due and owing on each of the first two anniversary dates of this agreement as long as Dr. Block remains an employee of the Company or is not terminated for cause (as defined). The principal amount of this loan bears interest at the London Interbank (LIBOR) rate, as adjusted quarterly, with such principal and accrued interest due on September 1, 2001, subject to such loan being deemed repaid as provided above. As of March 31, 2000, the outstanding principal and interest is $51,738.99.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TECHNICAL CHEMICALS AND PRODUCTS, INC.


Dated:  April 28, 2000                 By: /s/Elliott Block, Ph.D.
                                           -------------------------------------
                                           Elliott Block, Ph.D.
                                           Chief Executive Officer