Form 10-Q
period 2000-03-31
TECHNICAL CHEMICALS & PRODUCTS INC
filed 2000-05-16
CIK 924921

================================================================================
         THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON MAY 16, 2000
               PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number 0-25406

                              --------------------

                     TECHNICAL CHEMICALS AND PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)

             Florida                                      65-0308922
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                              3341 S.W. 15th Street
                          Pompano Beach, Florida 33069
                    (Address of principal executive offices)

                                 (954) 979-0400
              (Registrant's telephone number, including area code)

                              --------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

               SECURITIES REGISTERED PURSUANT TO 12(g) OF THE ACT:

                         Common Stock ($.001 par value)
                                (Title of class)

                              --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----

         The aggregate market value of Common Stock held by non-affiliates as of May 11, 2000 was approximately $26,204,658 (based upon the closing sale price of $1.0625 per share on the Nasdaq National Market on May 11, 2000).

         As of May 11, 2000, 29,541,258 shares of the Registrant's $.001 par value Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):
                            YES       NO  X
                               ----      ----

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

                                                                           March 31, 2000        December 31, 1999
                                                                            ---------------------------------------
                                                                            (Unaudited)
Assets
Current assets:

   Cash and cash equivalents                                                 $  1,078               $ 1,447
   Investments                                                                  1,336                 2,540
   Accounts receivable, net                                                       865                 1,163
   Inventory                                                                    1,971                 2,036
   Due from related parties                                                       656                   686
   Other                                                                          528                   486
                                                                             ------------------------------
Total current assets                                                            6,434                 8,358
                                                                             ------------------------------

Property and equipment, net                                                     1,870                 2,096
Patents and trademarks, net                                                    11,005                11,256
Goodwill, net                                                                   1,764                 1,807
Other assets                                                                      210                    71
                                                                             ------------------------------
Total assets                                                                 $ 21,283               $23,588
                                                                             ==============================

Liabilities and stockholders' equity Current liabilities:

   Accounts payable                                                          $    873               $   988
   Accrued expenses                                                             1,529                 1,360
                                                                             ------------------------------
Total current liabilities                                                       2,402                 2,348
                                                                             ------------------------------

Deferred revenue                                                                  812                   812
Stockholders' equity:
   Preferred stock, $.001 par value:
     Authorized shares--25,000,000;
     Series A 6% Convertible Preferred Stock:
       Issued and outstanding shares--2,700 and 11,300
       at March 31, 2000 and December 31, 1999                                  3,005                12,457
   Common stock, $.001 par value:
     Authorized shares--100,000,000;
       Issued and outstanding shares--29,541,258
         and 14,541,544 at March 31, 2000 and
         December 31, 1999                                                         30                    15
    Additional paid-in capital                                                 51,287                41,638
    Accumulated deficit                                                       (36,253)              (33,682)
                                                                             ------------------------------
Total stockholders' equity                                                     18,069                20,428
                                                                             ------------------------------
Total liabilities and stockholders' equity                                   $ 21,283               $23,588
                                                                             ==============================

*The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.


   See accompanying notes to the condensed consolidated financial statements.

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share data)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                         -------------------------------------------
                                                                                2000                  1999
                                                                         -------------------------------------------
Net sales                                                                $       1,187         $       1,386
Cost of product sales                                                              709                   814
                                                                         -------------------------------------------
Gross profit                                                                       478                   572

R&D contract revenue                                                                --                   155

Operating expenses:
   Selling, general and administrative                                           1,624                 1,923
   Litigation                                                                      722                   405
   Research and development                                                        290                   549
   Depreciation and amortization                                                   441                   472
                                                                         -------------------------------------------
                                                                                 3,077                 3,349
                                                                         -------------------------------------------
Loss from operations                                                            (2,599)               (2,622)

Other income (expense):
   Interest income                                                                  58                   149
   Interest expense                                                                 --                    (3)
                                                                         -------------------------------------------

Net loss                                                                        (2,541)               (2,476)

Accrued preferred redemption
   accretion and dividends                                                          97                   399
                                                                         -------------------------------------------

Loss attributable to common stockholders                                 $      (2,638)        $      (2,875)
                                                                         ===========================================

Net loss per common share--
  Basic and Diluted                                                      $        (.11)        $        (.28)
                                                                         ===========================================

Weighted average number of
   common shares outstanding                                                24,067,260            10,399,144
                                                                         ===========================================

See accompanying notes to the condensed consolidated financial statements.

PART I   FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

                                                                              Three Months Ended March 31,
                                                                          ------------------------------------
                                                                               2000                  1999
                                                                          -------------------------------------
OPERATING ACTIVITIES
Net loss                                                                  $    (2,541)         $    (2,476)
Adjustments to reconcile net loss to net cash
  used in operating activites:
   Depreciation and amortization                                                  441                  472
Changes in operating assets and liabilities:
       Accounts receivable                                                        298                  492
       Inventory                                                                   65                  151
       Other current assets                                                       (42)                (157)
       Other assets and liabilities                                              (139)                  --
       Accounts payable and accrued expenses                                      262                  133
                                                                          --------------------------------------
Net cash used in operating activities                                          (1,656)              (1,385)

INVESTING ACTIVITIES
       Purchases of property & equipment                                          (82)                 (14)
       Proceeds from sale of equipment                                            165                   --
       Due from related party                                                      30                   --
       Purchase of investments                                                     --               (2,218)
       Proceeds from sale of investments                                        1,173                  146
       Investments in patents and trademarks                                       (4)                 (34)
                                                                          --------------------------------------
Net cash provide by (used in) investing activities                              1,282               (2,120)

FINANCING ACTIVITIES
       Proceeds from stock options exercised                                        5                   --
                                                                          --------------------------------------
Net cash provided by financing activities                                           5                   --
                                                                          --------------------------------------
Net change in cash and cash equivalents                                          (369)              (3,505)
Cash and cash equivalents at beginning of period                                1,447                5,207
                                                                          --------------------------------------
Cash and cash equivalents at end of period                                $     1,078          $     1,702
                                                                          ======================================

See accompanying notes to the condensed consolidated financial statements.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of Technical Chemicals and Products, Inc. and Subsidiaries (the "Company" or "TCPI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments which are necessary for a fair presentation. The Financial Statements should be read in conjunction with more complete disclosures contained in the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

2.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Details of selected balance sheet accounts are as follows (in thousands):


                                                                           March 31, 2000             December 31, 1999
                                                                       ---------------------------------------------------
         Accounts receivable:
            Accounts receivable                                           $     1,193                 $     1,481
            Allowance for doubtful accounts                                      (328)                       (318)
                                                                          ------------------------------------------------
            Accounts receivable, net                                      $       865                 $     1,163
                                                                          ================================================

         Property and equipment:
            Furniture, fixtures and equipment                             $     3,494                 $     3,766
            Leasehold improvements                                                174                         174
                                                                          ------------------------------------------------
                                                                                3,668                       3,940
            Accumulated depreciation and amortization                          (1,798)                     (1,844)
                                                                          ------------------------------------------------
                                                                          $     1,870                 $     2,096
                                                                          ================================================
         Patents and trademarks:
            Patents and trademarks                                        $    15,408                 $    15,403
            Accumulated amortization                                           (4,403)                     (4,147)
                                                                          ------------------------------------------------
                                                                          $    11,005                 $    11,256
                                                                          ================================================
         Goodwill:
            Goodwill                                                      $     2,494                 $     2,494
            Accumulated amortization                                             (730)                       (687)
                                                                          ------------------------------------------------
                                                                          $     1,764                 $     1,807
                                                                          ================================================

3.       STOCKHOLDERS' EQUITY

         In May 1998, the Company completed a private placement of 15,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") to a single institutional investor (the "Investor"). To date, the Investor has converted 12,300 shares of Preferred Stock and received 19,435,490 shares of the Company's common stock. See the Company's Annual Report on Form 10-K for the years ended December 31, 1999 and 1998 and the Company's Report on Form 8-K filed on May 21, 1998 for additional information related to this Preferred Stock transaction.

4.       RELATED PARTY TRANSACTIONS

         During August 1998, the Company's outside directors unanimously approved the Company's guarantee, for a period of up to 90 days, of $750,000 of the collateral obligations of Mr. Aronowitz's family limited partnership (Partnership) to a brokerage house. Under the terms of the Company's agreement with the Partnership, the brokerage house called on the Company's guarantee; the Partnership then executed and delivered to the Company a promissory note personally guaranteed by Mr. Aronowitz in an amount equal to the amount of the guarantee. The note was a six-month note payable on demand and bears interest at the rate of interest charged by the brokerage house (7 3/4% at March 31, 2000). In February 1999, accrued interest was paid and the note was extended an additional three months. After becoming due on May 26, 1999, interest was paid and an additional extension of one year was authorized by the Board of Directors. The balance of funds advanced under the note was approximately $647,000 at March 31, 2000, and was included in due from related party in the balance sheets. At the Board meeting on April 27, 2000, an additional extension of eighteen months commencing on September 1, 2000 was authorized by the Board of Directors, with payments of principal and interest due quarterly.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

4.       RELATED PARTY TRANSACTIONS (Continued)

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

         The Company made a loan to Dr. Block in the amount of $50,000 pursuant to his Employment Agreement with the Company dated May 10, 1999, which shall be deemed repaid with respect to 50% of the amount due and owing on each of the first two anniversary dates of this agreement as long as Dr. Block remains an employee of the Company or is not terminated for cause (as defined). The principal amount of this loan bears interest at the London Interbank (LIBOR) rate, as adjusted quarterly, with such principal and accrued interest due on September 1, 2001, subject to such loan being deemed repaid as provided above. As of March 31, 2000, the outstanding principal and interest is approximately $52,000.

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

         On January 29, 1999, TCPI and Mr. Aronowitz filed their appeal to the Florida Fourth District Court of Appeal in West Palm Beach, Florida - Case No. 4 DCA 99-00423. On March 29, 2000, the court issued its opinion reversing the judgment against Mr. Aronowitz for misappropriation of trade secrets. However, the appellate court affirmed the judgment against TCPI for tortious interference with a business relationship. The court's decision is not final until the disposition of any timely filed motion for rehearing, which the Company has filed as to the tortious interference claim against the Company. The Company also plans to vigorously pursue any other available proceedings to have the judgment relating to the tortious interference matter reversed or set aside.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

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

         The liability, if any, that may result from this matter and efforts to set the judgment aside cannot be reasonably estimated at this time and therefore no accrual for loss has been recorded in the financial statements as of March 31, 2000.

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

         Shareholder Class Action. During November 1998 through January 1999, several lawsuits were filed in the United States District Court for the Southern District of Florida - Case No. 98-7334-CIV-DAVIS - against the Company and its Chairman on behalf of various shareholders of TCPI alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. In general, plaintiffs allege that defendants made untrue and misleading statements in the Company's public disclosure documents and in certain press releases, articles and reports. The disclosures relate primarily to the development, clinical testing and viability of the Company's TD Glucose Monitoring System. The plaintiffs are seeking certification as a class and an unspecified amount of damages, interest, costs and attorneys' fees. The Company believes the allegations lack merit and plans to contest the allegations vigorously. On April 19, 1999, an Amended Consolidated Class Action Complaint was served upon the Company. In response, on June 18, 1999, the Company filed a motion to dismiss the Amended Consolidated Class Action Complaint. Plaintiff's response to this motion, as well as defendant's reply, have been served, but the court has not yet ruled. Discovery has been stayed pending resolution of the motion to dismiss. At this time, it is not possible to estimate the ultimate loss, if any, related to these claims and therefore no accrual for loss has been recorded as of March 31, 2000.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

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

         Lanham Act. On July 1, 1999, the Company and Mr. Aronowitz, seeking damages and injunctive relief, filed suit against Joseph P. D'Angelo, Americare Health Scan, Inc., Americare Biologicals, Inc., Medex, Inc., Teratech Corp. d/b/a HIV Cybermall, Confidential Home Testing, The Creative Connection, Inc., Debra Lapierre and Stanley A. Lapides, in the United States District Court for the Southern District of Florida - Case No. 99-1862-CIV-JORDAN. The suit alleges violations of the Lanham Act, libel/defamation per-se, misappropriation of trade secrets and confidential information, cancellation of the Federal trademark "ANA-SAL," violations of the Florida Deceptive and Unfair Trade Practices Act, and common law unfair competition. Certain defendants filed a motion to dismiss, and on December 15, 1999, the court dismissed the count relating to unfair and deceptive trade practices and unfair competition and struck certain allegations, but found that the remaining counts stated causes of action. On January 4, 2000, the Company and Mr. Aronowitz filed a Second Amended Complaint which omitted the count dismissed by the court and the allegations that the court struck. The Defendants Joseph P. D'Angelo, Americare Health Scan, Inc., and Americare Biologicals, Inc. have alleged counterclaims of malicious prosecution and abuse of process. The Company and Mr. Aronowitz filed a motion to dismiss these counterclaims, and these defendants have since withdrawn those counterclaims. A default has been entered against Medex, Inc., and the Defendants The Creative Connection, Inc., and Debra Lapierre, have made a motion for a summary judgment. This case is currently in the discovery phase which is scheduled to close on June 30, 2000. A trial date is set for April of 2001.

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

         On remand, the district court denied a request by the Company and Mr. Aronowitz to reopen the trial record and directed the parties to submit, based on the existing record, proposed findings of fact and conclusions of law on the issues that were remanded. Proposed findings of fact and conclusions of law have been submitted, and on March 20, 2000, the court heard argument by the parties' counsel on certain issues on remand. On May 1, 2000, the court issued certain findings of fact and conclusions of law, finding that (i) Mr. Aronowitz owned the patents-in-suit at the time the suit was commenced, and (ii) HDI did not infringe the `192 patent. The Company is awaiting a ruling on the remaining issues on remand, in particular, those relating to the `580 patent.

         Defamation Action. On June 16, 1999, the Company and Jack L. Aronowitz were sued by Joseph P. D'Angelo and related companies in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida - Case No. 99-010726-CACE-18 - alleging libel per quod, libel per se, slander, and false light. The Company filed a motion for summary judgment, which the court granted in part, dismissing Counts I and II for libel against the Company and Mr. Aronowitz. Discovery in this matter is continuing, and no trial date has been set yet.

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

         Arbitration. On August 27, 1999, the U.S. District Court for the Northen District of California - Case No. C-97-00525CAL - confirmed an arbitration award against the Company in favor of Hooper & Associates, Inc. for $197,807. Gary Hooper was the president and chief operating officer of Pharma Patch, PLC. The Company acquired certain assets of Pharma Patch, PLC in November 1995. The arbitration award found that Mr. Hooper was entitled to that amount pursuant to an employment agreement between Mr. Hooper and Pharma Patch, PLC. At this time, a bond has been posted in this matter to stay enforcement of the judgment which Hooper & Associates is seeking to enforce in Florida (Technical Chemicals and Products, Inc. v. Hooper & Associates, Broward County Circuit Court - Case No. 019847.) As a result, enforcement of the arbitration award has been stayed by a Florida court. On May 11, 2000, the court heard arguments on the continuation of the stay enforcement. The court has ordered limited discovery and a continuation of the stay until at least June 10, 2000. Separately, the Company is pursuing certain claims against Mr. Hooper related to other matters. At this time, it is not possible to estimate the ultimate loss, if any, related to the resolution of these matters and therefore no accrual for loss has been recorded as of March 31, 2000.

         Judgment In Hazardous Waste Lawsuit. On January 31, 2000, the United States District Court for the Southern District of Florida - Case No. 98-6201-CIV - entered a judgment against the Company and its President, Jack L. Aronowitz, in connection with a lawsuit brought by the United States of America on behalf of the Environment Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1980, relating to the clean-up of a facility that during 1985 through 1992 contained alleged hazardous substances. The Company occupied this facility during part of 1992. The judgment holds the defendants, jointly and severally, liable for $401,177, representing their share of site clean-up costs, plus post-judgment interest as allowed by law. On April 24, 2000, the parties reached a tentative settlement in the amount of $650,000 payable over an 21-month period with approximately $110,000 payable on June 1, 2000 and quarterly payments made thereafter on the balance plus interest at the rate of 5.3% per year. The Company expects the United States will enter into a formal agreement memorializing this settlement, however, there can be no assurance that the United States will enter into such an agreement. The Company's Articles of Incorporation provide for indemnification, to the fullest extent permitted by law, of any person made party to an action by reason of the fact that such person is an officer or director of the Company.

         The Company has not yet determined whether to pursue an appeal of the court's ruling, but has filed a notice of appeal on or about March 31, 2000 to protect its right to pursue such an appeal. If the Company were to appeal the court's ruling, the Company may be required to post an appeal bond in order to stay execution of the judgment. There can be no assurances that an appeal, if taken, would be successful, or the posting of an appeal bond or enforcement of the judgment would not have a material adverse impact on the Company's liquidity and capital resources. Management believes that payment of this judgment and related expenses is probable and has estimated that the ultimate loss related to the resolution of this matter will be approximately $650,000 and, accordingly, has recorded an accrual for loss equal to this amount as of March 31, 2000.

6.       SUBSEQUENT EVENTS

         On May 8, 2000, the Company announced that it entered into a subscription agreement with Swartz Private Equity, LLC of Roswell, Georgia for the purchase of up to a $25 million in common stock under a private equity line. The equity line provides the Company the ability to issue Swartz common stock and warrants periodically in amounts up to $2 million per draw, subject to prior effectiveness of a registration statement and subject to certain market conditions. Pricing for each common stock sale is based on current market prices at the time of each draw of the equity line. The term of this investment agreement is for a 36-month period from the time of effective registration with the Securities and Exchange Commission. The new capital will be used for working capital, strategic alliances (including joint ventures, acquisitions and mergers), plant, equipment and machinery, including capital expenditures, and general corporate purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

COMPANY BACKGROUND

         Technical Chemicals and Products, Inc. (the "Company" or "TCPI") manufactures point-of-care medical diagnostic products for use at home, in physician offices, and other healthcare locations and markets them worldwide through multiple distribution channels under its own HealthCheck(R) brand as well as OEM (original equipment manufacture) and private label programs.

         TCPI's key diagnostic products on the market and in development include its HealthCheck(R) brand of at home testing and screening products, noninvasive TD Glucose(TM) Monitoring System for diabetics to monitor glucose levels, HealthCheck Total and HDL Cholesterol Home Screening Tests, professional use TriMeter(TM) system for analytical monitoring of Total and HDL Cholesterol and blood glucose from a finger-stick, Drug of Abuse screening tests available in TCPI's branded ScanGuard(TM) and private label One-Step slide, strip or multi-test cassette formats, and over-the counter and professional pregnancy and fertility family planning products in multiple formats - including TCPI's accurate and easy to use One Step-One Minute Pregnancy TestTM.

         Many of TCPI's diagnostic products incorporate its patented and proprietary membrane-based technology platform. The Company also owns a patent-protected and proprietary portfolio of transdermal and dermal drug delivery technologies and skin permeation enhancers. TCPI presently holds 26 U.S. and foreign patents, and has 61 domestic and foreign patent applications pending.

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

         Statements regarding development and FDA clearance of future products, future prospects, business plans and strategies, future revenues and revenue sources, the resolution of pending litigation, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible recommendations of health care professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, the possibility and timing of additional equity investments, mergers, acquisitions or other strategic transactions, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward-looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to: the satisfactory completion of clinical trials demonstrating efficacy of the TD GlucoseTM Monitoring System; FDA and foreign regulatory clearance of the TD Glucose Monitoring System; delays in product development; risks associated with the Company's ability to successfully develop and market new products on a profitable basis or at all; availability of labor and sufficient parts and materials to complete the design, construction and manufacturing scale-up of required equipment; ability to complete the design, construction and manufacturing scale-up on a timely basis within budget parameters; receipt of any required regulatory approvals for manufacturing equipment or related facilities; future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute its business plans; engineering development; lead time for delivery of equipment; the Company's dependence on outside parties such as its key customers, suppliers, licensing and alliance

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (Continued)

FORWARD LOOKING STATEMENTS (Continued)

partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and effects of changes in regulation (including risks associated with obtaining requisite FDA and other governmental approvals for the Company's products); the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with domestic and international growth and expansion; risks associated with international operations (including risk associated with international economies, currencies and business conditions); risks associated with obtaining and maintaining patents and other protections of intellectual property; risks associated with uncertainty of litigation and appeals, and the payment of judgments not reversed on appeal or otherwise; the Company's limited cash reserves and sources of liquidity; uncertqinty regardiang timing and effectiveness of registration statements; uncertainties in availability of expansion capital in the future and other risks associated with capital markets, including funding of ongoing operations, risks associated with the Company's ability to negotiate and obtain additional financing, equity investments or strategic transactions on favorable terms or at all, as well as those listed in the Company's other press releases and in its other filings with the Securities and Exchange Commission. The Company may determine to discontinue or delay the development of any or all of its products under development at any time. Moreover, the Company may not be able to successfully develop and market new products, enter into strategic alliances or implement any or all of its operating strategy unless it is able to generate additional liquidity and working capital.

         For a complete description of the Company's business, products and liquidity, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

         The Company's operations during the first quarter of 2000 continued to reflect the incurrence of significant losses connected with the ongoing research and development activities, and marketing associated with worldwide distribution of our existing and future products. The impact of these losses upon the Company's liquidity and financial resources are more fully discussed below.

Net Sales. The Company's net sales for the first quarter of 2000 were approximately $1.2 million as compared to approximately $1.4 million reported in the first quarter a year earlier. Sales of the Company's HealthCheck(R) home diagnostic products during the first quarter of 2000 increased by more than 38% due to the ongoing penetration of the retail pharmacy marketplace and also online sales which began during January 2000. Sales of the Company's specialty chemicals and biological buffers also increased substantially over the comparable quarter a year ago. These gains were more than offset by a significant decrease in sales of TCPI's worldwide OEM (original equipment manufacture), domestic private label family planning pregnancy and fertility tests, and sales of drug of abuse screening tests as compared to the first quarter of 1999. Tighter inventory management by the Company's international distributor occurred during the first quarter of 2000 and resulted in reduced shipments as compared to the prior year quarter. In the U.S., the year-to-year quarterly decline in private label sales reflected a significant initial stocking order for a major new customer that occurred during the first quarter of 1999 as compared to ongoing sales to that customer in the first quarter of 2000.

         Gross Profit. The Company's gross profit from net sales for the first three months of 2000 was $478,000 as compared to $572,000 in the same period of 1999. Gross profit, expressed as a percent of net sales, for the first quarter of 2000 and 1999 was relatively unchanged at 40.3% and 41.3%, respectively. The decline in gross profit corresponded to the reduction in net sales for the first quarter of 2000.

         Operating Expenses. The Company's total operating expenses for the first quarter of 2000 decreased by 8.1% to approximately $3.1 million from approximately $3.3 million in the prior year. The mix of selling, general and administrative; litigation; and research and development expenses are as follows:

         Selling, General and Administrative. Selling, general and administrative (SG&A) expenses declined by 15.5% to approximately $1.6 million in the first quarter of 2000 from SG&A expenses of approximately $1.9 million incurred during the first quarter of 1999. This decrease was accomplished through ongoing cost containment programs.

         Litigation. Litigation expenses for the first quarter of 2000 were $722,000 as compared to $405,000 incurred in the same quarter a year earlier. This increase reflected higher comparable expenses incurred during the current year quarter related to the ongoing defense of certain legal matters as well as an additional approximately $150,000 to recognize the settlement of certain litigation.

         Research and Development. During the first quarter of 2000, the Company's R&D efforts continued to focus primarily on the ongoing development of the Company's TD Glucose monitoring technology as well as its development of cholesterol testing products. In addition, the first quarter of the current year did not contain any R&D expenses related to transdermal drug delivery technologies. These activities were suspended in mid-1999 with the closing of the California facility. The result was a reduction of quarterly R&D expenses to $290,000 from $549,000 in the prior year.

         Net Loss. The Company's net loss for the first quarter ended March 31, 2000 was relatively unchanged at approximately $2.5 million from a comparable net loss in the same quarter a year earlier. The Company's net loss attributable to common stockholders declined to approximately $2.6 million in the first quarter of 2000 from a net loss attributable to common stockholders of approximately $2.9 million in the first quarter of 1999. This improvement was due to a significant reduction in the accrued dividend and accretion to redemption value related to the 1998 issuance of convertible preferred stock in which $97,000 was recognized in the first quarter of 2000 as compared to $339,000 in the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

first quarter of 1999. While the accretion was completed as of December 31, 1999, dividends on outstanding preferred stock continue to accrue. Additionally, the Company's net loss per share, basic and diluted, for the first quarter of 2000 was reduced to $.11 per share as compared to a net loss per share, basic and diluted, of $.28 per share for the first quarter of 1999 due primarily to an increase in the average number of common shares outstanding.

FINANCIAL CONDITION

         The Company had cash and investments of approximately $2.4 million at March 31, 2000 as compared to approximately $4.0 million at December 31, 1999. Working capital at March 31, 2000 was approximately $4.0 million as compared to approximately $6.0 million at December 31, 1999. The Company had current assets of approximately $6.4 million and stockholders' equity of approximately $18.1 million at March 31, 2000. This compares to current assets of approximately $8.4 million and stockholders' equity of approximately $20.4 million at December 31, 1999. These decreases in working capital and current assets were due primarily to the Company's use of cash to fund its operations.

         The Company expects to continue to draw upon its working capital and plans to utilize such funds to purchase production equipment, complete clinical trials and regulatory submissions relating to the TD Glucose Monitoring System and Total and HDL cholesterol monitoring products, develop new diagnostic products, conduct clinical trials, continue its investment in marketing and facility expansion, and continue its day-to-day business.

         On May 8, 2000, the Company announced that it entered into a subscription agreement with Swartz Private Equity, LLC of Roswell, Georgia for the purchase of up to a $25 million in common stock under a private equity line. The equity line provides the Company the ability to issue Swartz common stock and warrants periodically in amounts up to $2 million per draw, subject to prior effectiveness of a registration statement and subject to certain market conditions. Pricing for each common stock sale is based on current market prices at the time of each draw of the equity line. The term of this investment agreement is for a 36-month period from the time of effective registration with the Securities and Exchange Commission. The new capital will be used for working capital, strategic alliances (including joint ventures, acquisitions and mergers), plant, equipment and machinery, including capital expenditures, and general corporate purposes. The Company has not yet sold any stock pursuant to this agreement, and due to conditions contained in the agreement, there can be no assurance that the Company will be able to sell stock in sufficient amounts or at all, to satisfy its financial needs.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $1.7 million in the first quarter of 2000 as compared to approximately $1.4 million in the same quarter a year earlier. This difference is due to a greater net loss as compared to the year ago period as well as a shift in comparable prior year period operating assets and liabilities that reflected higher accounts payable and accrued expenses of $262,000 as compared to $133,000 in the prior year quarter and also a change in other assets and liabilities in the current year quarter of $139,000 as compared to none recognized a year earlier.

         No significant net cash amounts were provided by financing activities in the first quarter of 2000 or the first quarter of 1999.

         During 1999 and 2000, the Company has sustained significant operating losses that have resulted in substantial consumption of its cash reserves. The Company believes it will continue to incur net losses and have negative cash flow in the immediate future. Based on the current rate of losses and cash flow, the Company plans to reduce its operating losses, contain expenses, increase sales of its products, or sell certain assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

         While the Company has entered into an agreement with Swartz Private Equity, LLC for the purchase of up to $25 million in common stock under a private equity line, this transaction is subject to certain terms and market conditions, including effective registration with the Securities and Exchange Commission. If the Company is unable to successfully obtain funds under this agreement due to unfavorable market conditions or the Company's inability to achieve effective registration on a timely basis or at all, or otherwise obtain additional capital from other sources on satisfactory terms, or significantly reduce its operating losses, the Company would have to consider selling some or all of its technologies, reduce or terminate completely its research and development activities, or reduce or discontinue some or all of its operations, or lastly, apply for protection from its creditors under the federal bankruptcy laws.

         In addition, as described elsewhere in this Form 10-Q under "Legal Proceedings," the Company has pending judgments in various legal proceedings, some of which are currently secured by bonds collateralized by existing working capital. If TCPI was required to satisfy all or a significant portion of these judgments on a basis faster than presently anticipated, the Company's present liquidity condition would be further negatively impacted.

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

         The Company's long-term ability to meet its liquidity requirements and to continue operations will depend on (i) its ability to raise additional capital, (ii) the successful completion of clinical trials and receipt of governmental approvals to begin manufacturing and selling its new products, and
(iii) the ability of the Company to sell its new products at a profit. The Company's future working capital requirements may vary materially from those now planned depending on numerous factors, including:

         (1) the outcome of clinical testing of products under development (including the TD Glucose Monitoring System and the Total and HDL cholesterol monitoring products), delays or changes in government required testing and clearance or approval procedures and the Company's ability to receive FDA clearance or approval for the marketing of its products under development;
         (2) competitive and technological advances that may require the Company to modify the design of its products under development;
         (3) the Company's ability to successfully resolve pending litigation; and
         (4) manufacturing costs for the Company's current and future products.

         In 1998, the Company issued 15,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock is convertible into the Company's common stock at an exchange ratio based on the market price of the Company's Common Stock. To date, the holder of the Preferred Stock converted 12,300 shares of Preferred Stock into 19,435,490 shares of Common Stock, and presently has 2,700 shares of its Preferred Stock outstanding. Based upon the terms of the Preferred Stock, as of May 9, 2000 the outstanding shares of Preferred Stock would be convertible into 2,879,000 shares of Common Stock. For additional information related to this Preferred

Stock transaction, see the Company's Annual Reports on Form 10-K for the years ended December 31, 1999 and 1998, respectively, and the Company's Report on Form 8-K filed on May 21, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At March 31, 2000, the Company had only cash equivalents and high grade, short-term securities, which are not typically subject to material market risk. The Company has no outstanding loans. A hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments.

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

         On January 29, 1999, TCPI and Mr. Aronowitz filed their appeal to the Florida Fourth District Court of Appeal in West Palm Beach, Florida - Case No. 4 DCA 99-00423. On March 29, 2000, the court issued its opinion reversing the judgment against Mr. Aronowitz for misappropriation of trade secrets. However, the appellate court affirmed the judgment against TCPI for tortious interference with a business relationship. The court's decision is not final until the disposition of any timely filed motion for rehearing, which the Company has filed as to the tortious interference claim against the Company. The Company also plans to vigorously pursue any other available proceedings to have the judgment relating to the tortious interference matter reversed or set aside.

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

         The liability, if any, that may result from this matter and efforts to set the judgment aside cannot be reasonably estimated at this time and therefore no accrual for loss has been recorded in the financial statements as of March 31, 2000.

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

         Shareholder Class Action. During November 1998 through January 1999, several lawsuits were filed in the United States District Court for the Southern District of Florida - Case No. 98-7334-CIV-DAVIS - against the Company and its Chairman on behalf of various shareholders of TCPI alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. In general, plaintiffs allege that defendants made untrue and misleading statements in the Company's public disclosure documents and in certain press releases, articles and reports. The disclosures relate primarily to the development, clinical testing and viability of the Company's TD Glucose Monitoring System. The plaintiffs are seeking certification as a class and an unspecified amount of damages, interest, costs and attorneys' fees. The Company believes the allegations lack merit and plans to contest the allegations vigorously. On April 19, 1999, an Amended Consolidated Class Action Complaint was served upon the Company. In response, on June 18, 1999, the Company filed a motion to dismiss the Amended Consolidated Class Action Complaint. Plaintiff's response to this motion, as well as defendant's reply, have been served, but the court has not yet ruled. Discovery has been stayed pending resolution of the motion to dismiss. At this time, it is not possible to estimate the ultimate loss, if any, related to these claims and therefore no accrual for loss has been recorded as of March 31, 2000.

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

         Lanham Act. On July 1, 1999, the Company and Mr. Aronowitz, seeking damages and injunctive relief, filed suit against Joseph P. D'Angelo, Americare Health Scan, Inc., Americare Biologicals, Inc., Medex, Inc., Teratech Corp. d/b/a HIV Cybermall, Confidential Home Testing, The Creative Connection, Inc., Debra Lapierre and Stanley A. Lapides, in the United States District Court for the Southern District of Florida - Case No. 99-1862-CIV-JORDAN. The suit alleges violations of the Lanham Act, libel/defamation per-se, misappropriation of trade secrets and confidential information, cancellation of the Federal trademark "ANA-SAL," violations of the Florida Deceptive and Unfair Trade Practices Act, and common law unfair competition. Certain defendants filed a motion to dismiss, and on December 15, 1999, the court dismissed the count relating to unfair and deceptive trade practices and unfair competition and struck certain allegations, but found that the remaining counts stated causes of action. On January 4, 2000, the Company and Mr. Aronowitz filed a Second Amended Complaint which omitted the count dismissed by the court and the allegations that the court struck. The Defendants Joseph P. D'Angelo, Americare Health Scan, Inc., and Americare Biologicals, Inc. have alleged counterclaims of malicious prosecution and abuse of process. The Company and Mr. Aronowitz filed a motion to dismiss these counterclaims, and these defendants have since withdrawn those counterclaims. A default has been entered against Medex, Inc., and the Defendants The Creative Connection, Inc., and Debra Lapierre, have made a motion for a summary judgment. This case is currently in the discovery phase which is scheduled to close on June 30, 2000. A trial date is set for April of 2001.

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

         On remand, the district court denied a request by the Company and Mr. Aronowitz to reopen the trial record and directed the parties to submit, based on the existing record, proposed findings of fact and conclusions of law on the issues that were remanded. Proposed findings of fact and conclusions of law have been submitted, and on March 20, 2000, the court heard argument by the parties' counsel on certain issues on remand. On May 1, 2000, the court issued certain findings of fact and conclusions of law, finding that (i) Mr. Aronowitz owned the patents-in-suit at the time the suit was commenced, and (ii) HDI did not infringe the `192 patent. The Company is awaiting a ruling on the remaining issues on remand, in particular, those relating to the `580 patent.

         Defamation Action. On June 16, 1999, the Company and Jack L. Aronowitz were sued by Joseph P. D'Angelo and related companies in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida - Case No. 99-010726-CACE-18 - alleging libel per quod, libel per se, slander, and false light. The Company filed a motion for summary judgment, which the court granted in part, dismissing Counts I and II for libel against the Company and Mr. Aronowitz. Discovery in this matter is continuing, and no trial date has been set yet.

         Arbitration. On August 27, 1999, the U.S. District Court for the Northen District of California - Case No. C-97-00525CAL - confirmed an arbitration award against the Company in favor of Hooper & Associates, Inc. for $197,807. Gary Hooper was the president and chief operating officer of Pharma Patch, PLC. The Company acquired certain assets of Pharma Patch, PLC in November 1995. The arbitration award found that Mr. Hooper was entitled to that amount pursuant to an employment agreement between Mr. Hooper and Pharma Patch, PLC. At this time, a bond has been posted in this matter to stay enforcement of the judgment which Hooper & Associates is seeking to enforce in Florida (Technical Chemicals and Products, Inc. v. Hooper & Associates, Broward County Circuit Court - Case No. 019847.) As a result, enforcement of the arbitration award has been stayed by a Florida court. On May 11, 2000, the court heard arguments on the continuation of the stay enforcement. The court has ordered limited discovery and a continuation of the stay until at least June 10, 2000. Separately, the Company is pursuing certain claims against Mr. Hooper related to other matters. At this time, it is not possible to estimate the ultimate loss, if any, related to the resolution of these matters and therefore no accrual for loss has been recorded as of March 31, 2000.

         Judgment In Hazardous Waste Lawsuit. On January 31, 2000, the United States District Court for the Southern District of Florida - Case No. 98-6201-CIV - entered a judgment against the Company and its President, Jack L. Aronowitz, in connection with a lawsuit brought by the United States of America on behalf of the Environment Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1980, relating to the clean-up of a facility that during 1985 through 1992 contained alleged hazardous substances. The Company occupied this facility during part of 1992. The judgment holds the defendants, jointly and severally, liable for $401,177, representing their share of site clean-up costs, plus post-judgment interest as allowed by law. On April 24, 2000, the parties reached a tentative settlement in the amount of $650,000 payable over an 21-month period with approximately $110,000 payable on June 1, 2000 and quarterly payments made thereafter on the balance plus interest at the rate of 5.3% per year. The Company expects the United States will enter into a formal agreement memorializing this settlement, however, there can be no assurance that the United States will enter into such an agreement. The Company's Articles of Incorporation provide for indemnification, to the fullest extent permitted by law, of any person made party to an action by reason of the fact that such person is an officer or director of the Company.

PART II  OTHER INFORMATION (Continued)

ITEM 1.  LEGAL PROCEEDINGS (Continued)

         The Company has not yet determined whether to pursue an appeal of the court's ruling, but has filed a notice of appeal on or about March 31, 2000 to protect its right to pursue such an appeal. If the Company were to appeal the court's ruling, the Company may be required to post an appeal bond in order to stay execution of the judgment. There can be no assurances that an appeal, if taken, would be successful, or the posting of an appeal bond or enforcement of the judgment would not have a material adverse impact on the Company's liquidity and capital resources. Management believes that payment of this judgment and related expenses is probable and has estimated that the ultimate loss related to the resolution of this matter will be approximately $650,000 and, accordingly, has recorded an accrual for loss equal to this amount as of March 31, 2000.

ITEM 5.  OTHER INFORMATION

Subsequent Events

         On May 8, 2000, the Company announced that it entered into a subscription agreement with Swartz Private Equity, LLC of Roswell, Georgia for the purchase of up to a $25 million in common stock under a private equity line. The equity line provides the Company the ability to issue Swartz common stock and warrants periodically in amounts up to $2 million per draw, subject to prior effectiveness of a registration statement and subject to certain market conditions. Pricing for each common stock sale is based on current market prices at the time of each draw of the equity line. The term of this investment agreement is for a 36-month period from the time of effective registration with the Securities and Exchange Commission. The new capital will be used for working capital, strategic alliances (including joint ventures, acquisitions and mergers), plant, equipment and machinery, including capital expenditures, and general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number       Code                     Exhibit Description
------       ----                     -------------------
3.1          E           Amended and Restated Articles of Incorporation of the Company.

3.2          E           Amended and Restated Bylaws of the Company.

3.3          D           Articles of Amendment to the Articles of Incorporation of the Company.

4.1          E           See Exhibits 3.3 above for provisions of the Amended and Restated Articles of Incorporation of the

4.2          C           Form of Common Stock Certificate of the Company.

4.3          Filed       Warrant to purchase Common Stock dated April 19, 2000 (1 of 2) between the Company and Swartz

4.4          Filed       Warrant to purchase Common Stock dated April 19, 2000 (2 of 2) between the Company and Swartz

4.5          Filed       Warrant between the Company and Swartz Private Equity, LLC.

10.2         E           Amended and Restated 1992 Incentive Stock Option Plan.

10.3         E           Cancellation and Exclusive License Agreement between Jack Aronowitz and the Company dated January

10.4         E           Stock Option Agreement between the Company and Martin Gurkin, Stuart R. Streger, Colin Morris,

10.6         B           Lease - Pompano Beach, Florida.

10.6.1       I            Business Lease Extension - Pompano Beach, Florida.

10.8         C           Warrant Agreement between the Company and Jack L. Aronowitz.

10.8.1       A           Amended Employment Agreement dated October 9, 1998 between the Company and         Jack L.

10.9         A           Employment Agreement dated October 9, 1998 between the Company and Jay E. Eckhaus.

10.14        E           Letter Agreement between the Company and Redstone Securities, Inc. dated January 15, 1996.

10.15        F           Stock Option Agreement with Martin Gurkin dated November 1996.

10.16        E           Letter Agreement with Flora, Inc. dated February 5, 1996.

10.17        G           Employment Agreement dated September 10, 1999 between the Company and Elliott Block, Ph.D.

10.18        H           Employment Agreement dated November 22, 1999 between the Company and Walter V. Usinowicz, Jr.

Exhibit
Number       Code                     Exhibit Description
------       ----                     -------------------
10.19        H           Employment Agreement dated May 27, 1999 between the Company and Robert M. Morrow.

10.20        Filed       Investment Agreement dated May 3, 2000 between the Company and Swartz Private
              Herewith   Equity, LLC.

10.21        Filed       Registration of Rights Agreement dated May 3, 2000 between the Company and Swartz
              Herewith   Private Equity,

             A           Incorporated by reference to Exhibits 10.2, 10.3 and 10.4 of the Company's Form 10-Q filed on
             B           Incorporated by reference to the Exhibit of the same number in the Company's Registration Statement
             C           Incorporated by reference to the Exhibit of the same number in Amendment No. 4 to the Company's
             D           Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 21, 1998.
             E           Incorporated by reference to the Exhibit of the same number in the Company's Registration Statement
             F           Incorporated by reference to the Exhibit of the same number in Amendment No. 2 to the Company's
             G           Incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q filed on November 9, 1999.
             H           Incorporated by reference to Exhibit A of Form 8-K filed on December 15, 1999.
             I           Incorporated by reference to Exhibit 10.17 of the Company's Form 10-K filed on March 30, 2000.

             (b)  Reports On Form 8-K

             During the quarter ended March 31, 2000, the Company filed one Form
8-K on February 18, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TECHNICAL CHEMICALS AND PRODUCTS, INC.


Date:    May 15, 2000                 By:  /s/ Walter V. Usinowicz, Jr.
                                           ---------------------------------
                                      Walter V. Usinowicz, Jr.
                                      Vice President and Chief Financial Officer
                                      (Duly authorized officer and principal
                                      accounting officer)