Form 10-K/A
period 1999-12-31
TECHNICAL CHEMICALS & PRODUCTS INC
filed 2000-06-05
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 AMENDMENT NO 2
                                       TO
                                    FORM 10-K

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



                              Technical Chemicals and Products, Inc. and Subsidiaries
                                  Consolidated Statements of Stockholders' Equity

                                     (Amounts in thousands, except share data)

                                         Preferred Stock              Common Stock
                                   -------------------------------------------------------- Additional
                                     Number of                  Number of                    Paid-In      Accumulated
                                       Shares       Amount        Shares        Amount       Capital        Deficit        Total
                                   -------------------------------------------------------------------------------------------------
Balance at January 1, 1997                  -     $      -       9,938,634       $ 10         $ 39,608     $  (3,924)     $ 35,694
   Comprehensive loss:
      Net loss                              -            -               -          -                -        (4,489)       (4,489)
     Other comprehensive
       loss, net of tax -
       unrealized losses on
       investments, net                     -            -               -          -                -           (46)          (46)
                                                                                                                       -------------
   Comprehensive loss                       -            -               -          -                -             -        (4,535)
   Shares issued upon
     exercise of warrants                   -            -          76,402          -              199             -           199
                                   -------------------------------------------------------------------------------------------------
Balance at December 31, 1997                -            -      10,015,036         10           39,807        (8,459)       31,358
   Comprehensive loss:
      Net loss                              -            -               -          -                -        (9,827)       (9,827)
     Other comprehensive
       loss, net of tax -
       unrealized losses on
       investments, net                     -            -               -          -                -           (65)          (65)
                                                                                                                       -------------
   Comprehensive loss                       -            -               -          -                -             -        (9,892)
   Issuance of Series A
     preferred stock, net of
     issuance costs of $640            15,000       12,409               -          -            1,091             -        13,500
   Issuance of 150,000
     warrants with Series A
     preferred stock                        -            -               -          -              860             -           860
   Accrued dividends on
     Series A preferred stock               -          557               -          -             (557)            -             -
   Accretion to redemption
     value of Series A
     preferred stock                        -          473               -          -             (473)            -             -
   Purchase of common stock                 -            -         (87,961)         -             (339)            -          (339)
   Conversion of preferred
     stock to common stock               (300)        (308)         79,241          -              308             -             -
                                   -------------------------------------------------------------------------------------------------
Balance at December 31, 1998           14,700     $ 13,131      10,006,316       $ 10         $ 40,697     $ (18,351)     $ 35,487
                                   =================================================================================================


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

                                          Preferred Stock              Common Stock
                                    -------------------------------------------------------- Additional
                                      Number of                  Number of                    Paid-In      Accumulated
                                        Shares       Amount        Shares        Amount       Capital        Deficit        Total
                                    ------------------------------------------------------------------------------------------------

Balance at December 31, 1998            14,700    $   13,131     10,006,316       $ 10        $ 40,697     $   (18,351)    $ 35,487

   Comprehensive loss:
      Net loss                               -             -              -          -               -         (15,339)     (15,339)
     Other comprehensive
       loss, net of tax -
       unrealized gains on
       investments, net                      -             -              -          -               -               8            8
                                                                                                                        ------------
   Comprehensive loss                        -             -              -          -               -               -      (15,331)
   Accrued dividends on
     Series A preferred stock                -           799              -          -            (799)              -            -
   Accretion to redemption
     value of Series A
     preferred stock                         -         2,118              -          -          (2,118)              -            -
   Conversion of preferred
     stock to common stock              (3,350)       (3,591)     4,528,228          5           3,586               -            -
   Shares issued to
     directors and employee                  -             -          7,000          -              10               -           10
   Issuance of 400,000
     warrants for services                   -             -              -          -             262               -          262
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 1999            11,350    $   12,457     14,541,544       $ 15        $ 41,638     $   (33,682)    $ 20,428
                                    ================================================================================================


See accompanying notes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TECHNICAL CHEMICALS AND PRODUCTS, INC.


                                     By:    /s/ Walter V. Usinowicz, Jr.
                                           -----------------------------
                                           Walter V. Usinowicz, Jr.
                                           Vice President, Chief Financial
                                           Officer (Principal Financial Officer
                                           and Principal Accounting Officer)

                                           Date: June 5, 2000