Form 10-K/A
period 1999-12-31
TECHNICAL CHEMICALS & PRODUCTS INC
filed 2000-06-09
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 AMENDMENT NO 3
                                       TO
                                    FORM 10-K

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


                           Technical Chemicals and Products, Inc. and Subsidiaries

                                       Consolidated Balance Sheets

                               (Amounts in thousands, except share data)

                                                                                              December 31
                                                                                        1999             1998
                                                                                      --------         --------
Assets
Current assets:
   Cash and cash equivalents                                                          $  1,447         $  5,207
   Investments                                                                           2,540            5,048
   Accounts receivable, net                                                              1,163            1,605
   Inventory                                                                             2,036            2,550
   Due from related parties                                                                686              836
   Other                                                                                   486              210
                                                                                      --------         --------
Total current assets                                                                     8,358           15,456

Property and equipment, net                                                              2,096            2,503
Patents and trademarks, net                                                             11,256           12,190
Goodwill, net                                                                            1,807            1,979
Deferred tax asset, net                                                                      -            4,140
Other assets                                                                                71              101
                                                                                      --------         --------
Total assets                                                                          $ 23,588         $ 36,369
                                                                                      ========         ========


Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                   $    988        $     390
   Accrued expenses                                                                      1,360              323
                                                                                      --------        ---------
Total current liabilities                                                                2,348              713
Deferred revenue                                                                           812                -
Other liabilities                                                                            -              169
Stockholders' equity:
   Preferred stock, $.001 par value:
     authorized shares--25,000,000;
     11,350 and 14,700 shares of Series A 6%
       cumulative convertible issued and outstanding
       in 1999 and 1998, respectively                                                   12,457           13,131
   Common stock, $.001 par value:
     authorized shares--100,000,000;
     Issued and outstanding shares--14,541,544 in
       1999 and 10,006,316 in 1998                                                          15               10
   Additional paid-in capital                                                           41,638           40,697
   Accumulated deficit                                                                 (33,682)         (18,351)
                                                                                      --------        ---------
Total stockholders' equity                                                              20,428           35,487
                                                                                      --------        ---------
Total liabilities and stockholders' equity                                            $ 23,588        $  36,369
                                                                                      ========        =========
See accompanying notes.


                              Technical Chemicals and Products, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows

                                              (Amounts in Thousands)

                                                                             Year ended December 31
                                                                    1999             1998               1997
                                                              ------------------------------------------------------
Operating activities
Net loss                                                           $(15,339)         $ (9,827)         $(4,489)
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Income tax expense (benefit)                                     4,140                 -           (2,637)
     Depreciation                                                       476               484              399
     Amortization                                                     1,451             1,376            1,343
     Changes in operating assets and liabilities:
       Accounts receivable                                              442               450              123
       Inventory                                                        514              (698)            (812)
       Other current assets                                             (14)               16              264
       Change in other assets and liabilities                          (139)               (9)              (4)
       Accounts payable and accrued expenses                          1,635            (1,356)             409
       Deferred revenue                                                 812                 -                -
                                                              ------------------------------------------------------

Net cash used by operating activities                                (6,022)           (9,564)          (5,404)

Investing activities
Purchases of property and equipment                                    (328)             (344)            (697)
Due from related party                                                  150              (836)               -
Purchases of investments                                             (6,747)           (5,080)          (2,000)
Proceeds from sales of investments                                    9,263             3,988            9,626
Investment in patents and intangible assets                             (86)             (294)             (15)
                                                              ------------------------------------------------------
Net cash provided by (used in) investing activities                   2,252            (2,566)           6,914

Financing activities
Net proceeds from issuance of common stock                               10                 -                -
Net proceeds from issuance of preferred stock                             -            14,360                -
Proceeds from stock options or warrants exercised                         -                 -              199
Purchase of common stock                                                  -              (339)               -
                                                              ------------------------------------------------------
Net cash provided by financing activities                                10            14,021              199
                                                              ------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                 (3,760)            1,891            1,709
Cash and cash equivalents at beginning of year                        5,207             3,316            1,607
                                                              ------------------------------------------------------
Cash and cash equivalents at end of year                          $   1,447          $  5,207          $ 3,316
                                                              ======================================================
Supplemental information
Cash paid during the year for interest                          $        15        $       16        $      14
                                                              ======================================================

Significant non-cash transactions
Issuance of warrants for future services                         $      262       $         -       $        -
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

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


6. Income Taxes (continued)

The reconciliation of the expected income tax expense (benefit) with the actual income tax expense (benefit) reported for the years ended December 31 computed on loss before income taxes at federal statutory rates is as follows:

                                                            1999             1998              1997
                                                     ------------------------------------------------------
         Tax at federal statutory rate                    (34.0)%           (34.0)%          (34.0)%
         State and local income taxes, net of
            federal tax benefit                            (4.2)             (4.2)            (4.1)
         Nondeductible items                                 .5                .2               .1
         Change in valuation allowance                     74.3              38.4              -
         Other                                               .4               (.4)             1.0
                                                     ------------------------------------------------------
         Total                                             37.0%               - %           (37.0)%
                                                     ======================================================

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)


10. Stockholders' Equity (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (amounts in thousands, except per share amounts):

                                                            1999             1998              1997
                                                     ------------------------------------------------------

         Pro forma net loss                                $(16,191)         $(10,606)        $(4,876)
         Accrued dividends on and accretion to
            redemption value of convertible
            preferred stock                                  (2,917)           (1,030)             -
                                                     ------------------------------------------------------
         Pro forma net loss attributable to common
            stockholders                                   $(19,108)         $(11,636)        $(4,876)
                                                     ======================================================
         Pro forma net loss per
            common share                                $    (1.72)       $    (1.16)       $    (.49)
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

                                           Date: June 8, 2000