Form 10-Q
period 2000-06-30
TCPI INC
filed 2000-08-15
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number 0-25406

                               -----------------

                                   TCPI, INC.
            Formerly known as Technical Chemicals and Products, Inc.
             (Exact name of registrant as specified in its charter)

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

                               -----------------

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

         The aggregate market value of Common Stock held by non-affiliates as of August 11, 2000 was approximately $15,970,841 (based upon the closing sale price of $0.625 per share on the Nasdaq National Market on August 11, 2000).

         As of August 11, 2000, 30,423,196 shares of the Registrant's $.001 par value Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):
                 YES                        NO      x
                     ----------                ----------

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

TCPI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

                                                                                           June 30, 2000           December 31,1999*
                                                                                           -----------------------------------------
                                                                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                                   $  1,731                $  1,447
   Investments                                                                                       --                   2,540
   Accounts receivable, net                                                                         581                   1,163
   Inventory                                                                                      2,461                   2,036
   Due from related parties                                                                         697                     686
   Other                                                                                            957                     486
                                                                                           -------------           -------------
Total current assets                                                                              6,427                   8,358
                                                                                           -------------           -------------
Property and equipment, net                                                                       1,869                   2,096
Patents and trademarks, net                                                                      10,782                  11,256
Goodwill, net                                                                                     1,721                   1,807
Deferred financing costs                                                                          1,136                      --
Other assets                                                                                         16                      71
                                                                                           -------------           -------------
Total assets                                                                                   $ 21,951                $ 23,588
                                                                                           =============           =============

Liabilities, redeemable preferred stock and
   common stockholders' equity
Current liabilities:
   Accounts payable                                                                            $  2,701                $    988
   Accrued expenses                                                                               1,301                   1,360
                                                                                           -------------           -------------
Total current liabilities                                                                         4,002                   2,348
Deferred revenue                                                                                    812                     812
Other liabilities                                                                                    25                      --

   Preferred stock, $.001 par value:
     Authorized shares-25,000,000;
     Series A 6% Redeemable Convertible Preferred Stock,
        issued and outstanding shares-2,000 and 11,300
        at June 30, 2000 and December 31, 1999                                                    2,259                  12,457
   Common stock, $.001 par value:
     Authorized shares-100,000,000; issued and outstanding
       shares-30,423,196 and 14,541,544 at June 30, 2000
       and December 31, 1999                                                                       30                      15
   Additional paid-in capital                                                                    53,073                  41,638
   Accumulated deficit                                                                          (38,250)                (33,682)
                                                                                           -------------           -------------
Total common stockholders' equity                                                                14,853                   7,971
                                                                                           -------------           -------------
Total liabilities, redeemable preferred stock and stockholders'
   equity                                                                                      $ 21,951                $ 23,588
                                                                                           =============           =============

*The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes to the condensed consolidated financial statements.

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TCPI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share data)
                                                                   Three Months Ended                       Six Months Ended
                                                                       June 30,                                  June 30,
                                                           --------------------------------        --------------------------------
                                                                 2000               1999               2000                1999
                                                           ------------        ------------        ------------        ------------
Net sales                                                  $      1,125        $      1,289        $      2,312        $      2,675
Cost of product sales                                               614                 733               1,323               1,547
                                                           ------------        ------------        ------------        ------------
Gross profit                                                        511                 556                 989               1,128

R&D contract revenue                                                 --                 316                  --                 471

Operating expenses:
   Selling, general and administrative                            1,472               1,763               3,096               3,686
   Litigation                                                       405                 310               1,127                 715
   Research and development                                         219                 660                 509               1,209
   Depreciation and amortization                                    428                 482                 869                 954
                                                           ------------        ------------        ------------        ------------
                                                                  2,524               3,215               5,601               6,564
                                                           ------------        ------------        ------------        ------------
Loss from operations                                             (2,013)             (2,343)             (4,612)             (4,965)


Other income (expense):
   Investment income                                                (36)                 79                  22                 228
   Interest expense                                                  (2)                 (4)                 (2)                 (7)
                                                           ------------        ------------        ------------        ------------

Net loss                                                         (2,051)             (2,268)             (4,592)             (4,744)

Accrued preferred redemption
   accretion and dividends                                           40                 396                 137                 795
                                                           ------------        ------------        ------------        ------------

Loss attributable to common stock                          $     (2,091)       $     (2,664)       $     (4,729)       $     (5,539)
                                                           ============        ============        ============        ============


Net loss per common share -
   Basic and Diluted                                       $       (.07)       $       (.25)       $       (.18)       $       (.53)
                                                           ============        ============        ============        ============

Weighted average number of
   common shares outstanding                                 29,793,240          10,636,626          26,930,250          10,518,541
                                                           ============        ============        ============        ============


See accompanying notes to the condensed consolidated financial statements.

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TCPI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)
                                                                                        Six Months Ended June 30,
                                                                                     ------------------------------
                                                                                      2000                   1999
                                                                                     ------------------------------
OPERATING ACTIVITIES
Net loss                                                                             $(4,592)               $(4,744)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       869                    954
Changes in operating assets and liabilities:
       Accounts receivable                                                               582                   (524)
       Inventory                                                                        (425)                   149
       Other current assets                                                             (471)                    82
       Other assets and liabilities                                                      (37)                    --
       Accounts payable and accrued expenses                                           1,883                    (87)
       Deferred revenue                                                                   --                    812
                                                                                     -------                -------
Net cash used in operating activities                                                 (2,191)                (3,358)

INVESTING ACTIVITIES
       Purchases of property & equipment                                                (210)                  (193)
       Proceeds from sale of equipment                                                   165                     --
       Due from related party                                                            (11)                    --
       Purchase of investments                                                            --                 (3,688)
       Proceeds from sale of investments                                               2,563                  4,048
       Investments in patents and trademarks                                             (37)                   (68)
                                                                                     -------                -------

Net cash provided by investing activities                                              2,470                     99

FINANCING ACTIVITIES
       Proceeds from stock options exercised                                               5                     --
                                                                                     -------                -------

Net cash provided by financing activities                                                  5                     --
                                                                                     -------                -------

Net increase (decrease) in cash and cash equivalents                                     284                 (3,259)
Cash and cash equivalents at beginning of period                                       1,447                  5,207
                                                                                     -------                -------

Cash and cash equivalents at end of period                                           $ 1,731                $ 1,948
                                                                                     =======                =======



See accompanying notes to the condensed consolidated financial statements.

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements (the "Financial Statements") of TCPI, Inc. and Subsidiaries (the "Company" or "TCPI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments that are necessary for a fair presentation. The Financial Statements should be read in conjunction with more complete disclosures contained in the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

2.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Details of selected balance sheet accounts are as follows (in thousands):

                                                     June 30, 2000        December 31, 1999
                                                     -------------        -----------------
Accounts receivable:
   Accounts receivable                                 $    913                $  1,481
   Allowance for doubtful accounts                         (332)                   (318)
                                                       --------                --------

   Accounts receivable, net                            $    581                $  1,163
                                                       ========                ========


Property and equipment:
   Furniture, fixtures and equipment                   $  3,623                $  3,766
   Leasehold improvements                                   174                     174
                                                       --------                --------
                                                          3,797                   3,940
   Accumulated depreciation                              (1,928)                 (1,844)
                                                       --------                --------
                                                       $  1,869                $  2,096
                                                       ========                ========
Patents and trademarks:
   Patents and trademarks                              $ 15,440                $ 15,403
   Accumulated amortization                              (4,658)                 (4,147)
                                                       --------                --------
                                                       $ 10,782                $ 11,256
                                                       ========                ========
Goodwill:
   Goodwill                                            $  2,494                $  2,494
   Accumulated amortization                                (773)                   (687)
                                                       --------                --------
                                                       $  1,721                $  1,807
                                                       ========                ========

3.       REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

         In May 1998, the Company completed a private placement of 15,000 shares of Series A Redeemable Convertible Preferred Stock (the "Preferred Stock") to a single institutional investor (the "Investor"). As of June 30, 2000, the Investor has converted 13,000 shares of Preferred Stock and received 20,317,428 shares of the Company's common stock. See the Company's Annual Report on Form 10-K for the years ended December 31, 1999 and 1998 and the Company's Report on Form 8-K filed on May 21, 1998 for additional information related to this Preferred Stock transaction.

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

3.       REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

         In May 2000, the Company entered into a subscription agreement with Swartz Private Equity, LLC of Roswell, Georgia ("Swartz") for the purchase of up to $25 million in common stock under a private equity line. The equity line provides the Company the ability to issue to Swartz common stock and warrants periodically in amounts up to $2 million per draw, subject to prior effectiveness of a registration statement and subject to limitations based on certain market conditions. Pricing for each common stock sale is based on current market prices at the time of each draw of the equity line. The term of this investment agreement is for a 36-month period from the time of effective registration with the Securities and Exchange Commission. A Registration Statement on Form S-2 was filed with the Securities and Exchange Commission on June 9, 2000. Amendment No. 1 to the Registration Statement on Form S-2 was filed with the Securities and Exchange Commission on July 26, 2000. At this time, no shares of common stock have been issued or sold to Swartz under the investment agreement. The Company intends to use the proceeds for working capital, strategic alliances (including joint ventures, acquisitions and mergers), plant, equipment and machinery, including capital expenditures, and general corporate purposes.

         In connection with the subscription agreement, on April 19, 2000, the Company issued to Swartz a warrant to purchase 312,500 shares of the Company's common stock, exercisable for a period of five years from March 17, 2000, with an initial exercise price equal to $1.9063, which was the lowest closing bid price for the five trading days before March 17, 2000. On April 19, 2000, the Company issued an additional warrant to Swartz to purchase 312,500 shares of the Company's common stock, exercisable for a period of five years from March 17, 2000, with an initial exercise price equal to $0.9375, which was the lowest closing bid price for the five trading days immediately before the closing date of May 3, 2000. The Company estimated the fair value of these warrants to be approximately $1,041,000 using the Black-Scholes option valuation model. The fair value of the warrants is included as a component of deferred financing costs in the balance sheet at June 30, 2000.

4.       RELATED PARTY TRANSACTIONS

         During August 1998, the Company's outside directors unanimously approved the Company's guarantee, for a period of up to 90 days, of $750,000 of the collateral obligations of Mr. Aronowitz's family limited partnership (Partnership) to a brokerage house. Under the terms of the Company's agreement with the Partnership, the brokerage house called on the Company's guarantee; the Partnership then executed and delivered to the Company a promissory note personally guaranteed by Mr. Aronowitz in an amount equal to the amount of the guarantee. The note was a six-month note payable on demand and bears interest at the rate of interest charged by the brokerage house (7 3/4% at June 30, 2000). In February 1999, accrued interest was paid and the note was extended an additional three months. After becoming due on May 26, 1999, interest was paid and an additional extension of one year was authorized by the Board of Directors. At the Board meeting on April 27, 2000, an additional extension of eighteen months commencing on September 1, 2000 was authorized by the Board of Directors, with payments of principal and interest due quarterly. The balance of funds advanced under the note was approximately $697,000 at June 30, 2000, and was included in due from related party in the balance sheets.

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

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

4.       RELATED PARTY TRANSACTIONS (Continued)

         The Company made a loan to Dr. Block in the amount of $50,000 pursuant to his Employment Agreement with the Company dated May 10, 1999, which shall be deemed repaid with respect to 50% of the amount due and owing on each of the first two anniversary dates of this agreement as long as Dr. Block remains an employee of the Company or is not terminated for cause (as defined). The principal amount of this loan bears interest at the London Interbank (LIBOR) rate, as adjusted quarterly, with such principal and accrued interest due on September 1, 2001, subject to such loan being deemed repaid as provided above. As of June 30, 2000, the outstanding principal and interest is approximately $26,000.

5.       LEGAL PROCEEDINGS

         The Company is subject to claims and suits arising in the ordinary course of business. At this time, except as otherwise indicated, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain except as otherwise stated, if any, related to these lawsuits, or if any such loss will have a material adverse effect on the Company's results of operations or financial position, except as otherwise stated. For the year ended December 31, 1999, and the quarter ended June 30, 2000, the Company incurred substantially increased litigation expenses compared to earlier periods.

         HIV Saliva Collector Technology. A lawsuit was brought against TCPI in 1995 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (Joseph D'Angelo, Americare Transtech, Inc., Americare Biologicals, Inc. and International Medical Associates, Inc. v. Technical Chemicals & Products, Inc., Jack Aronowitz, Henry Schur, Analyte Diagnostics, Inc., John Faro and Nicholas Levandoski) - Case No. CACE 95-011256 - related to saliva collector technology for an HIV diagnostic test.

         On December 30, 1998, a jury returned a verdict in this lawsuit finding that the Company did not misappropriate the plaintiffs' trade secrets, but found that Mr. Aronowitz had intentionally misappropriated these trade secrets and assessed damages of $500,000 against him, individually. Additionally, the jury found that both the Company and Mr. Aronowitz intentionally interfered with the plaintiffs' business relationships and assessed approximately $328,000 in damages against the Company in connection with this second claim, but awarded no damages against Mr. Aronowitz, individually, in connection with that claim. Separately, the jury assessed more than $4.1 million in damages against other unrelated corporate and individual defendants.

         On January 29, 1999, the Company and Mr. Aronowitz filed an appeal to the Florida Fourth District Court of Appeal in West Palm Beach, Florida - Case No. 4 DCA 99-00423. On March 29, 2000, the court issued its opinion reversing the judgment against Mr. Aronowitz for misappropriation of trade secrets. However, the appellate court affirmed the judgment against the Company for tortious interference with a business relationship. The court subsequently denied motions by the parties for rehearing, and on or about June 16, 2000, issued its mandate on the appeal to the trial court.

         TCPI has previously obtained appeal bonds staying enforcement of the judgment against the Company and Mr. Aronowitz. As a result of the reversal of the judgment against Mr. Aronowitz, that bond is no longer required and collateral securing the bond has been released to TCPI. The Company has pending in the trial court a motion to vacate the tortious interference judgment and have made a motion to stay execution on the judgment, which is pending. The Company believes that the bond presently in place with respect to TCPI may be required to remain in place to stay enforcement of the tortious interference judgment during the pendency of the Company's motion to vacate the tortious interference judgment. There can be no assurance that the Company will be successful in vacating the judgment against it.

         The Company cannot reasonably estimate the liability, if any, at this time that may result from this matter and efforts to set the judgment aside and therefore the Company has not recorded an accrual for loss in the financial statements as of June 30, 2000.

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

         Noninvasive Glucose Monitoring Technology. In November 1997, a lawsuit was brought against the Company and Mr. Aronowitz in the United States District Court for the Southern District of Florida, styled Americare Diagnostics, Inc., Joseph P. D'Angelo, et al. v. Technical Chemicals and Products, Inc., et al. - Case No. 97-3654-CIV-JORDAN - relating to noninvasive glucose monitoring technology in which the plaintiffs allege, among other things, patent infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion. TCPI and Mr. Aronowitz have answered the complaint and have filed counterclaims against the plaintiffs for declaratory judgment that the patent-in-suit is invalid; patent misuse; patent prosecution fraud; trade libel; slander of title; commercial disparagement; unfair competition under the Lanham Act; tortious interference with a contract or advantageous business relationship; and for injunctive relief. In December 1999, the discovery phase of this lawsuit ended and the court is presently proceeding with various pending motions. A trial date has not been set.

         Shareholder Class Action. During November 1998 through January 1999, several lawsuits were filed in the United States District Court for the Southern District of Florida - Case No. 98-7334-CIV-DIMITROULEAS - against the Company and Mr. Aronowitz on behalf of various shareholders alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. In general, plaintiffs allege that TCPI and Mr. Aronowitz made untrue and misleading statements in the Company's public disclosure documents and in certain press releases, articles and reports. The disclosures relate primarily to the development, clinical testing and viability of the Company's TD Glucose(TM) Monitoring System. The plaintiffs are seeking certification as a class on an unspecified amount of damages, interest, costs and attorneys' fees. On April 19, 1999, an Amended Consolidated Class Action Complaint was served upon the Company. In response, on June 18, 1999, the Company filed a motion to dismiss the Amended Consolidated Class Action Complaint. On July 3, 2000, the court dismissed all claims against Mr. Aronowitz and the Company, but granted plaintiffs leave to amend their complaint on or before July 24, 2000. On July 21, 2000, plaintiffs filed a motion for reconsideration of the court's ruling, which the Company responded to on July 24, 2000. The court has not yet ruled on that motion. Also, on July 24, 2000, plaintiffs filed a second amended complaint, to which the Company has not yet responded. TCPI intends to file a motion to dismiss the second amended complaint. The Company believes the allegations lack merit and plan to contest the allegations vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to these claims and therefore the Company has not recorded an accrual for loss as of June 30, 2000.

         TCPI maintains Directors and Officer's Liability Insurance. However, there can be no assurance that this insurance coverage will be adequate to fund the costs of a settlement, an award, if any, or attorneys' fees. Demands have been made upon the Company which far exceed the amount of this coverage. TCPI's articles of incorporation provide for indemnification, to the fullest extent permitted by law, of any person made party to an action by reason of the fact that such person is an officer or director of the Company.

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

         The suit alleges violations of the Lanham Act, libel/defamation per-se, misappropriation of trade secrets and confidential information, cancellation of the Federal trademark "ANA-SAL," violations of the Florida Deceptive and Unfair Trade Practices Act, and common law unfair competition. Certain defendants filed a motion to dismiss, and on December 15, 1999, the court dismissed the count relating to unfair and deceptive trade practices under Florida law and struck certain allegations, but found that the remaining counts stated causes of action. On January 4, 2000, the Company and Mr. Aronowitz filed a Second Amended Complaint which omitted the count dismissed by the court and the allegations that the court struck. The Defendants Joseph P. D'Angelo, Americare Health Scan, Inc., and Americare Biologicals, Inc. have alleged counterclaims of malicious prosecution and abuse of process. The Company and Mr. Aronowitz have filed

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

a motion to dismiss these counterclaims, and these defendants have since withdrawn those counterclaims. The court entered a default judgment against Medex, Inc. The defendants, The Creative Connection, Inc., and Debra Lapierre, have made a motion for a summary judgment, which remains pending. This case is currently in the discovery phase which is scheduled to close on August 30, 2000. A trial date is set for April of 2001.

         Home Diagnostics Litigation. In November 1993, the Company and Mr. Aronowitz filed suit against Home Diagnostics, Inc. ("HDI"), for patent infringement, among other claims, in the United States District Court for the Southern District of Florida - Case No. 93-CIV-6999-DAVIS. The patents-in-suit are U.S. Patent Nos. 4,744,192 (the "'192 Patent") and 4,877,580 (the "'580
Patent").

         On September 3, 1996, the court entered judgment against the Company and Mr. Aronowitz after a bench trial that was held in September 1995. On April 9, 1998, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the lower court's decision and remanded the case to the district court for further proceedings, including for a determination whether Mr. Aronowitz owned the patents-in-suit at the time the Company commenced the action and whether HDI infringed the '192 Patent. The appellate court found infringement of the '580 Patent and remanded to the district court for a determination whether the '580 Patent was within the scope of certain licensing agreements between TechniMed Corporation, a prior assignee of the patents-in-suit, and HDI.

         On remand, the district court denied a request by the Company and Mr. Aronowitz to reopen the trial record and directed the parties to submit, based on the existing record, proposed findings of fact and conclusions of law on the issues that were remanded. The parties submitted proposed findings of fact and conclusions of law, and on March 20, 2000, the court heard argument by the parties' counsel on certain issues on remand. On May 1, 2000, the court issued certain findings of fact and conclusions of law, finding that (i) Mr. Aronowitz owned the patents-in-suit at the time the suit was commenced, and (ii) HDI did not infringe the '192 patent. The Company is awaiting a ruling on the remaining issues on remand, in particular, those relating to the '580 patent.

         Defamation Action. On June 16, 1999, the Company and Mr. Aronowitz were sued by Joseph P. D'Angelo and related companies in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida - Case No. 99-010726-CACE-18 - alleging libel per quod, libel per se, slander, and false light. The Company has filed a motion for summary judgment, which the court granted in part, dismissing Counts I and II for libel against TCPI and Mr. Aronowitz. Discovery in this matter is continuing, and no trial date has been set yet.

         Hooper Litigation. On August 27, 1999, the U.S. District Court for the Northern District of California - Case No. C-97-00525CAL - confirmed an arbitration award against the Company in favor of Hooper & Associates, Inc. for $197,807. Gary Hooper was the president and chief operating officer of Pharma Patch, PLC. TCPI acquired certain assets of Pharma Patch, PLC in November 1995. The arbitration award found that Mr. Hooper was entitled to that amount under an employment agreement between Mr. Hooper and Pharma Patch, PLC. At this time, a bond has been posted in this matter to stay enforcement of the judgment which Hooper & Associates is seeking to enforce in Florida (Technical Chemicals and Products, Inc. v. Hooper & Associates, Broward County Circuit Court - Case No. 019847.)

         TCPI has filed a suit against Mr. Hooper in the United States District Court for the Southern District of Florida - Case No. 99-7452 CIV-MOORE, which claims that Mr. Hooper perpetrated a fraud on the Company by making fraudulent representations to the Company in connection with TCPI's acquisition of certain assets of the co-defendants Pharma Patch, PLC and PP Holdings, LTD. Mr. Hooper has filed a motion to dismiss for lack of personal jurisdiction, which is now pending before the court.

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

         As a result, enforcement of the arbitration award has been stayed by a Florida court. On July 5, 2000, the state court continued the stay of enforcement of the award during the pendency of the Company's claims against Mr. Hooper and Hooper & Associates, Inc. in the federal action. At this time, the Company does not believe it is possible to estimate the ultimate loss, if any, related to the resolution of these matters and therefore the Company has not recorded any accrual for loss as of June 30, 2000.

         Judgment In Hazardous Waste Lawsuit. On January 31, 2000, the United States District Court for the Southern District of Florida - Case No. 98-6201-CIV - entered a judgment against TCPI and Mr. Aronowitz, in connection with a lawsuit brought by the United States of America on behalf of the Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1983, relating to the clean-up of a facility that during 1985 through 1992 contained alleged hazardous substances. The Company occupied this facility during part of 1992. The judgment holds the defendants, jointly and severally, liable for $401,177, representing their share of site clean-up costs, plus post-judgment interest as allowed by law. On April 24, 2000, the parties reached a tentative settlement in the amount of $650,000 payable over a 21-month period with approximately $110,000 payable within 30 days of execution of a formal settlement agreement and quarterly payments made thereafter on the balance plus interest at the rate of 5.3% per year. The Company expects the United States will enter into a formal agreement memorializing this settlement; however, there can be no assurance that the United States will enter into such an agreement. TCPI's articles of incorporation provide for indemnification, to the fullest extent permitted by law, of any person made party to an action by reason of the fact that such person is an officer or director of the Company.

         The Company has not yet determined whether to pursue an appeal of the court's ruling, but filed a notice of appeal on or about March 31, 2000. On July 26, 2000, the Company, with the consent of the United States, voluntarily dismissed without prejudice the Company's appeal. If the Company were to appeal the court's ruling, TCPI may be required to post an appeal bond in order to stay execution of the judgment. There can be no assurance that an appeal, if taken, would be successful, or that the posting of an appeal bond or enforcement of the judgment would not have a material adverse impact on the Company's liquidity and capital resources. Management believes that payment of this judgment and related expenses is probable and has estimated that the ultimate loss related to the resolution of this matter will be approximately $650,000 and, accordingly, has recorded an accrual for loss equal to this amount as of June 30, 2000. At December 31, 1999, management estimated the probable loss to be $500,000 and recorded a liability in that amount.

         Unilever Patent Litigation. In 1994, TCPI and six other parties initiated an opposition action in the European Patent Office in Munich, Germany, against European Patent No. 291,194 (the "European Patent"), presently owned by Unilever N.V. In European Opposition Case No. T0681/98, the Company and the other parties opposed the patent in its entirety on the grounds that it lacked novelty and inventiveness.

         In March 1998, the European Patent Office Opposition Board found in favor of Unilever, and TCPI and five of the other parties filed an appeal. Upon substantial appellate oral proceedings held on January 26-27, 2000 and numerous auxiliary requests, the Opposition Board maintained the European Patent, as amended. However, this ruling is subject to adaptation of the specifications contained in the amended patent and approval by the Opposition Board. Unilever is presently awaiting invitation from the Opposition Board to submit its proposed adaptations to the specification of the European Patent, after which TCPI and the other parties intend to vigorously contest such action.

         On January 26, 2000, the Company, Roche Diagnostics GmbH, a German company, Roche Diagnostics S.p.A., an Italian company, and Hestia Pharma GmbH, a German distributor wholly-owned by Roche Diagnostics, filed a declaratory judgment action relating to Italy and Germany in the District Court of Torino, Italy. The Company asked the court to find that (1) the European Patent granted to Unilever is invalid, and (2) the EVATEST(R) product manufactured, distributed and sold by TCPI and the other plaintiffs do not infringe the European Patent (the "Italian Action"). An oral hearing scheduled for July 19, 2000 to discuss the court's jurisdiction to hear the action was adjourned to November 15, 2000. TCPI manufactures the EVATEST(R) test devices.

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

         On February 3, 2000, Unilever filed a patent infringement action in the Administrative Court of Munich, Germany against Hestia Pharma GmbH and four of its officers alleging infringement of the European Patent that is the subject of the Italian Action. On April 27, 2000, Unilever amended its complaint to allege infringement of European Patent Application No. 93108764.7. In this action, Unilever has asked that Hestia Pharma GmbH refrain from commercializing, using, importing or possessing analytical test devices which comprise features of Unilever's patent claims.

         On April 20, 2000, Unilever filed a patent infringement action in the Administrative Court of Munich, Germany against TCPI and Roche Diagnostics GmbH (together with the February 3, 2000 action, the "German Actions") alleging infringement of the patent involved in the Italian Action and European Patent Application No. 93108764.7. In this action, Unilever has asked that TCPI and Roche Diagnostics GmbH refrain from offering, having offered, commercializing, having commercialized, using, having used, importing, having imported or possessing analytical test devices that fall under the claims of Unilever's patent and patent application.

         The Company has agreed to indemnify Roche Diagnostics and its affiliates and their respective officers against all damages, back royalties, costs, attorneys' fees and the like arising from or related to any and all patent infringement actions. Management intends to vigorously prosecute our claims against the Unilever patent in the Italian Action and vigorously defend the claims asserted by Unilever in the German Actions. TCPI has, as the manufacturer of these products, previously provided the same indemnity to Roche Diagnostics. A majority of TCPI's sales in Europe relate to products covered by the patents that are the subject of the Italian Action and the German Actions. Consequently, a loss in this litigation may have a material adverse effect on the Company's results of operations and financial condition.

6.       OTHER INFORMATION

         On June 1, 2000, the Company's wholly owned subsidiary, TCPI Holdings, Ltd., signed a purchase agreement to acquire the worldwide over-the-counter
(OTC) pregnancy and ovulation self testing business assets of Roche Diagnostics GmbH, including trademarks and distribution rights related to these products. The Company has agreed to acquire these assets for $7 million in cash payable on a scheduled basis according to the terms of the agreement, including required country-specific contracts to be completed when the transfers of regulatory authorization and/or product registration by local health agencies become effective. Since 1992, TCPI has been the exclusive manufacturer of the EVATEST(R) (pregnancy), EVAPLAN(R) (ovulation) and other similar family planning products for Boehringer Mannheim Italy S.p.A., and later Roche Diagnostics, which distributed these products in many countries throughout the world.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

COMPANY BACKGROUND

         TCPI, Inc. (the "Company" or "TCPI") manufactures point-of-care medical diagnostic products for use at home, in physician offices, and other healthcare locations and markets them worldwide through multiple distribution channels under its own HealthCheck(R) brand as well as OEM (original equipment manufacture) and private label programs.

         TCPI's key diagnostic products on the market and in development include its HealthCheck(R) brand of at home testing and screening products, noninvasive TD Glucose(TM) Monitoring System for diabetics to monitor glucose levels, HealthCheck Total and HDL Cholesterol Home Screening Tests, professional use TriMeter(TM) system for analytical monitoring of Total and HDL Cholesterol and blood glucose from a finger stick, Drug of Abuse screening tests available in TCPI's branded ScanGuard(TM) and private label One-Step slide, strip or multi-test cassette formats, and over-the counter and professional pregnancy and fertility family planning products in multiple formats - including TCPI's accurate and easy to use One Step-One Minute Pregnancy TestTM.

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

marketing products; uncertainties connected with product liability exposure and insurance; risks associated with domestic and international growth and expansion; risks associated with international operations (including risk associated with international economies, currencies and business conditions); risks associated with obtaining and maintaining patents and other protections of intellectual property; risks associated with uncertainty of litigation and appeals, and the payment of judgments not reversed on appeal or otherwise; the Company's limited cash reserves and sources of liquidity; uncertainties regarding timing and effectiveness of registration statements; uncertainties in availability of expansion capital in the future and other risks associated with capital markets, including funding of ongoing operations, risks associated with the Company's ability to negotiate and obtain additional financing, equity investments or strategic transactions on favorable terms or at all, as well as those listed in the Company's other press releases and in its other filings with the Securities and Exchange Commission. The Company may determine to discontinue or delay the development of any or all of its products under development at any time. Moreover, the Company may not be able to successfully develop and market new products, complete planned acquisitions, enter into strategic alliances or implement any or all of its operating strategy unless it is able to generate additional liquidity and working capital. For a complete description of the Company's business, products and liquidity, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         During the second quarter of 2000, the Company's operations continued to experience significant losses. For the quarter and six-month periods ended June 30, 2000, such losses were substantially reduced from the comparable periods of the prior year. While losses associated with ongoing investment spending in product and market development activities are expected to continue, the Company has centered its focus on key development efforts and remains capable of funding selected programs. The Company's loss attributable to common stock for the quarter ended June 30, 2000 was $2,091,000 or 22% less than that of the same quarter a year ago and 21% less than the loss reported for the first quarter of 2000. For the six months ended June 30, 2000, the net loss attributable to common stock was $4,729,000 and represented an improvement over the same period of the prior year of $810,000 or 15%.

         Net Sales. The Company's net sales for the second quarter ended June 30, 2000 declined by 13% to $1,125,000 as compared to $1,289,000 in the same period a year earlier. Net product sales for the first six months of 2000 were $2,312,000 as compared to $2,675,000 for the same period last year representing a 14% decline. Domestic sales exhibited some improvement in the quarter ended June 30, 2000 increasing by 9% over the quarter ended June 30, 1999 due to the addition of several new HealthCheck(R) customers in the retail pharmacy segment. Sales of the Company's HealthCheck(R) products increased 23% in the first six months of 2000 over the same period of last year. Private label sales were up slightly in the second quarter of 2000 from the same period a year ago. However, for the six months ended June 30, 2000, the increasing private label sales were not sufficient to offset the significant initial stocking activity which occurred in the quarter ended March 31, 1999. International sales continue below the levels of the prior year. The Company believes that these declines are the result of inattention to these OTC markets by the Company's largest international distributor. For the quarter ended June 30, 2000, sales through these channels dropped by 31%. As TCPI's planned acquisition of international distribution channels and associated product trademarks from Roche Diagnostics GmbH proceeds, the Company expects that sales and marketing efforts related to these products will be invigorated. As a result, the Company anticipates that the downward trend in international family planning product sales will begin to be reversed through the second half of this year and into the year 2001 as the acquisition process continues. For the quarter ended June 30, 2000 sales of biological buffers and specialty chemicals declined by approximately 50%, but remain significantly ahead of last year's pace for the six months ended June 30, 2000. Furthermore, the Company has received customer orders and associated deposits with scheduled shipments within the current year that are sufficient to more than double sales of these products from sales recorded in 1999. For the six months ended June 30, 2000, total revenues were further adversely impacted by the absence of R & D Contract Revenue formerly generated by the Company's research and development facility in California. This facility was closed as a cost containment measure a year ago. Total revenue for the six-month period ended June 30, 2000 was $2,312,000 and represented a decline of $834,000, over half of which was due to this discontinuance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

         Gross Profit. TCPI's gross profit on product sales for the quarter ended June 30, 2000 was $511,000 as compared to $556,000 for the quarter ended June 30, 1999 and $989,000 for the six months ended June 30, 2000 versus $1,128,000 in the same period a year earlier. The declines were in line with the drops in net sales. Gross profit as a percent of net sales for the quarter ended June 30, 2000 improved to 45% from 43% for the quarter ended June 30, 1999 and improved to 43% for the six months ended June 30, 2000 from 42% for the comparable six months of the prior year due to a shift in the mix of products sold.

         Operating Expenses. The Company's total operating expenses for the quarter ended June 30, 2000 decreased by 21% to $2,524,000 from $3,215,000 in the quarter ended June 30, 1999, and by 18% from the previous quarter ended March 31, 2000. For the six months ended June 30, 2000, total operating expenses declined $963,000 or 15% from the same period a year ago. The mix of selling, general and administrative; litigation; and research and development expenses is as follows:

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses for the quarter ended June 30, 2000 were $1,472,000 representing a decline of 17% from those experienced for the quarter ended June 30, 1999. For the six months ended June 30, 2000, SG&A expenses declined by 19% to $3,096,000 from $3,686,000 in the same period a year ago. The declines are due primarily to lower commissions and other volume related selling expenses due mainly to lower net sales on a period to period comparison, as well as ongoing cost containment efforts.

         Litigation. Litigation expenses for the quarter ended June 30, 2000 were $405,000 as compared to $310,000 for the same quarter a year ago and to $722,000 for the immediately preceding quarter ended March 31, 2000. The increase over the quarter ended June 30, 1999 was due to the ongoing defense of certain legal matters with the decline from the immediately preceding quarter ended March 31, 2000 due to the termination or settlement of certain other legal matters.

         Research and Development. The Company has centered its focus upon the ongoing development of its TD Glucose monitoring technology and its development of cholesterol testing products. Net of the decrease in spending in the first six months of 2000 due to the closure of the California facility, research and development expenses have increased 38% for the six months ended June 30, 2000 compared to the levels for the same period a year ago.

         Net Loss. The Company's net loss for the quarter ended June 30, 2000 of $2,051,000 is 10% less than that of the same quarter a year ago and 19% less than the loss reported for the quarter ended March 31, 2000. For the six months ended June 30, 2000, the net loss of $4,592,000 represents a decrease of $152,000 or 3% from the comparable period in 1999.

         The net loss attributable to common stock for the quarter ended June 30, 2000 declined by $573,000 or 22% to $2,091,000 from the $2,664,000 net loss attributable to common stock incurred in the quarter ended June 30, 1999. The net loss attributable to common stock for the first six months of 2000 decreased $810,000, or 15%, to $4,729,000 from $5,539,000 in the same period a year earlier. Of these decreases, $356,000 and $658,000 respectively were due to lower accrued redemption accretion and accrued dividends of the redeemable preferred stock issued in 1998 of which $40,000 was recognized in the quarter ended June 30, 2000 as compared to $396,000 in the quarter ended June 30, 1999. While the accretion was completed as of December 31, 1999, dividends on outstanding preferred stock continue to accrue. Additionally, the Company's net loss per share, basic and diluted, for the quarter ended June 30, 2000 was $0.07 per share. This significant reduction from a net loss of $0.25 per share for the quarter ended June 30, 1999 was due primarily to an increase in the average number of common shares outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

         The Company had cash and investments of $1,731,000 at June 30, 2000, as compared to $3,987,000 at December 31, 1999. Working capital at June 30, 2000 was $2,425,000, as compared to $6,010,000 at December 31, 1999. The Company had Current Assets of $6,427,000 at June 30, 2000. Deferred Financing Costs of $1,136,000 represent the value of warrants issued and other costs incurred in conjunction with the above mentioned common stock subscription agreement with Swartz. The Company had stockholders' equity of $14,853,000 at June 30, 2000. These levels compare to Current Assets of $8,358,000 and Stockholders' Equity of $7,971,000 at December 31, 1999.

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

         On May 8, 2000, the Company announced that it entered into a subscription agreement with Swartz for the purchase of up to $25 million in common stock under a private equity line. The equity line provides the Company the ability to issue to Swartz common stock and warrants periodically in amounts up to $2 million per draw, subject to prior effectiveness of a registration statement and subject to limitations based on certain market conditions. Pricing for each common stock sale is based on current market prices at the time of each draw of the equity line. The term of this investment agreement is for a 36-month period from the time of effective registration with the Securities and Exchange Commission. The Company intends to use the proceeds for working capital, strategic alliances (including joint ventures, acquisitions and mergers), plant, equipment and machinery, including capital expenditures, and general corporate purposes. The Company has not yet sold any stock pursuant to this agreement, and due to conditions contained in the agreement, there can be no assurance that the Company will be able to sell stock in sufficient amounts or at all, to satisfy its financial needs.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $2,191,000 for the six months ended June 30, 2000 as compared to $3,358,000 in the same period a year earlier. This improvement is due to improved turnover of Accounts Receivable and customer deposits recorded in Accounts Payable. Partially offsetting these generations of cash was the initial payment for the purchase of certain assets of the Company's primary international distributor.

         No significant net cash amounts were provided by financing activities for the six months ended June 30, 2000 or for the six months ended June 30, 1999.

         During 1999 and 2000, the Company has sustained significant operating losses that have resulted in substantial consumption of its cash reserves. The Company believes it will continue to incur net losses and have negative cash flow in the immediate future. Based on the current rate of losses and cash flow, the Company plans to reduce its operating losses, contain expenses, increase sales of its products, or sell certain assets. Given the Company's cash flow, there can be no assurance that the Company will succeed in such efforts. In addition, if there is no change in the current market price and trading volume of the Company's common stock, it will not realize the maximum allowable amount of $2 million per draw under the terms of the subscription agreement with Swartz.

         While the Company has entered into an agreement with Swartz for the purchase of up to $25 million in common stock under a private equity line, this transaction is subject to certain terms and market conditions, including effective registration with the Securities and Exchange Commission. If the Company is unable to successfully obtain funds under this agreement due to unfavorable market conditions or the Company's inability to achieve effective registration on a timely basis or at all, or otherwise obtain additional capital from other sources on satisfactory terms, or significantly reduce its operating losses, the Company would have to consider selling some or all of its technologies, reduce or terminate completely its research and development activities, or reduce or discontinue some or all of its operations, or apply for protection from its creditors under the federal bankruptcy laws.

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

         The Company's ability to meet its liquidity requirements and to continue operations will depend on (i) its ability to raise additional capital,
(ii) the successful completion of clinical trials and receipt of governmental approvals to begin manufacturing and selling its new products, and (iii) the ability of the Company to sell its new products at a profit. The Company's future working capital requirements may vary materially from those now planned depending on numerous factors, including:

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

         The Company has received correspondence from the Nasdaq National Market bringing to the Company's attention a concern regarding the continued listing of the Company's common stock on that market. The Company's stock may be delisted from trading on or about September 28, 2000 if the minimum bid price of the Company's common stock does not equal or exceed $1.00 for a minimum of ten consecutive trading days. As disclosed earlier this year, the Nasdaq National Market previously allowed the Company's common stock to remain listed on that market after the Company regained compliance with listing requirements. In light of this, there can be no assurance that, even if the price of the Company's common stock increases above $1.00 for a minimum of ten days, that the Nasdaq National Market will not delist the Company's common stock. If the Company's stock does not satisfy listing requirements before then, the Company may attempt to seek review of the Nasdaq National Market's decision to delist its stock, or may apply for quotation of its common stock on the Nasdaq SmallCap Market or any other organized market on which the shares may be eligible for trading. Further, the Company has received a letter from Nasdaq expressing concern that the Company may not be in compliance with a Marketplace Rule with respect to the issuance of certain stock options and stock to non-employee directors. The Company has responded to the inquiry, but has not received a reply. There can be no assurance that the Company's common stock will satisfy the requirements for listing on either the Nasdaq National Market or SmallCap Market, or that either market will approve listing after reviewing any application submitted by the Company.

         Delisting of the Company's common stock may have an adverse impact on the market price and liquidity of the Company's securities, and may subject the Company's stock to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. In addition, the Company's amended Articles of Incorporation provide that, in the event of ten days consecutive failure of the Company's common stock to be listed for trading on the Nasdaq National Market or the Nasdaq SmallCap Market, the holders of the Company's Series A Preferred Stock may claim the option to require the Company to repurchase their shares. If such a redemption is validly

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

exercised and the purchase price for the shares is not paid within five business days of notice of nonpayment, the Series A holders at their option may claim the right, in lieu of receiving the mandatory redemption amount, to require the Company to issue a number of shares of common stock equal to the mandatory redemption amount divided by the conversion price then in effect for the Series A shares. If the holders of the Series A shares become entitled to exercise mandatory redemption and ultimately exercise that right, such redemption could have a material and adverse impact on the Company's liquidity and financial position, including its ability to continue research and development and commercialization efforts, or, if the holders claim the right to receive shares in lieu of the mandatory redemption amount, could result in the issuance of a significant number of shares of common stock and dilution of the existing common shareholders. The potential adverse impact of such a redemption can not be quantified at this time as the aggregate mandatory redemption amount (or the number of shares of common stock to be issued in lieu of the mandatory redemption amount) would be based on the number of Series A shares outstanding and the market price of the Company's common stock at the time that the shares are redeemed. See the Company's Form 8-K dated May 21, 1998 for the terms of the Company's Series A shares.

         In addition, the Company's Investment Agreement with Swartz provides that the right of the Company to deliver a put notice and the obligation of Swartz to purchase put shares is conditioned on the Company's common stock being listed for and trading on the Nasdaq National Market, the Nasdaq SmallCap Market, the O.T.C. Bulletin Board, the American Stock Exchange, or the New York Stock Exchange. The Company believes it would be eligible for listing on the O.T.C. Bulleting Board. In the event that the Company's common stock is delisted from the Nasdaq National Market, there can be no assurance that the Company will be able to list its shares for trading on any of the alternative markets provided for in the Swartz Investment Agreement. In that event, the Company may be unable to put shares to Swartz to raise capital (and may be required to make non-usage payments to Swartz), which is likely to have a material adverse impact on the Company's liquidity and financial position, including its ability to continue research and development and commercialization efforts. See the exhibits to the Company Form 10-Q for the quarter ended March 31, 2000.

         With respect to the acquisition of assets from Roche Diagnostics, there can be no assurance that the Company will obtain the necessary funds. Since the funds available under the Company's private equity line with Swartz are subject to the future market price and volume of trading of our common stock, the Company may be unable to obtain sufficient funds pursuant to the Swartz transaction on a timely basis, or at all. If the Company does not make the required payments, the Company will forfeit the $500,000 down payment. The failure to complete the acquisition of assets from Roche Diagnostics will have a material adverse effect on the Company.

         In 1998, the Company issued 15,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock is convertible into the Company's common stock at an exchange ratio based on the market price of the Company's Common Stock. Under certain circumstances, the Preferred Stock is redeemable at the option of the holders. To date, the holder of the Preferred Stock converted 13,000 shares of Preferred Stock into 20,317,428 shares of Common Stock, and presently has 2,000 shares of its Preferred Stock outstanding. Based upon the terms of the Preferred Stock, as of August 9, 2000 the outstanding shares of Preferred Stock would be convertible into 3,492,000 shares of Common Stock. For additional information related to this Preferred Stock transaction, see the Company's Annual Reports on Form 10-K for the years ended December 31, 1999 and 1998, respectively, and the Company's Report on Form 8-K filed on May 21, 1998.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At June 30, 2000, the Company had only cash equivalents and high grade, short-term securities, which are not typically subject to material market risk. The Company has no outstanding loans. A hypothetical 10% change in interest rates would have an immaterial impact on the fair value of these instruments.

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

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         The Company is subject to claims and suits arising in the ordinary course of business. At this time, except as otherwise indicated, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain except as otherwise stated, if any, related to these lawsuits, or if any such loss will have a material adverse effect on the Company's results of operations or financial position, except as otherwise stated. For the year ended December 31, 1999, and the quarter ended June 30, 2000, the Company incurred substantially increased litigation expenses compared to earlier periods.

         HIV Saliva Collector Technology. A lawsuit was brought against TCPI in 1995 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (Joseph D'Angelo, Americare Transtech, Inc., Americare Biologicals, Inc. and International Medical Associates, Inc. v. Technical Chemicals & Products, Inc., Jack Aronowitz, Henry Schur, Analyte Diagnostics, Inc., John Faro and Nicholas Levandoski) - Case No. CACE 95-011256 - related to saliva collector technology for an HIV diagnostic test.

         On December 30, 1998, a jury returned a verdict in this lawsuit finding that the Company did not misappropriate the plaintiffs' trade secrets, but found that Mr. Aronowitz had intentionally misappropriated these trade secrets and assessed damages of $500,000 against him, individually. Additionally, the jury found that both the Company and Mr. Aronowitz intentionally interfered with the plaintiffs' business relationships and assessed approximately $328,000 in damages against the Company in connection with this second claim, but awarded no damages against Mr. Aronowitz, individually, in connection with that claim. Separately, the jury assessed more than $4.1 million in damages against other unrelated corporate and individual defendants.

         On January 29, 1999, the Company and Mr. Aronowitz filed an appeal to the Florida Fourth District Court of Appeal in West Palm Beach, Florida - Case No. 4 DCA 99-00423. On March 29, 2000, the court issued its opinion reversing the judgment against Mr. Aronowitz for misappropriation of trade secrets. However, the appellate court affirmed the judgment against the Company for tortious interference with a business relationship. The court subsequently denied motions by the parties for rehearing, and on or about June 16, 2000, issued its mandate on the appeal to the trial court.

         TCPI has previously obtained appeal bonds staying enforcement of the judgment against the Company and Mr. Aronowitz. As a result of the reversal of the judgment against Mr. Aronowitz, that bond is no longer required and collateral securing the bond has been released to TCPI. The Company has pending in the trial court a motion to vacate the tortious interference judgment and have made a motion to stay execution on the judgment, which is pending. The Company believes that the bond presently in place with respect to TCPI may be required to remain in place to stay enforcement of the tortious interference judgment during the pendency of the Company's motion to vacate the tortious interference judgment. There can be no any assurance that the Company will be successful in vacating the judgment against it.

         The Company cannot reasonably estimate the liability, if any, at this time that may result from this matter and efforts to set the judgment aside and therefore the Company has not recorded an accrual for loss in the financial statements as of June 30, 2000.

         Noninvasive Glucose Monitoring Technology. In November 1997, a lawsuit was brought against the Company and Mr. Aronowitz in the United States District Court for the Southern District of Florida, styled Americare Diagnostics, Inc., Joseph P. D'Angelo, et al. v. Technical Chemicals and Products, Inc., et al. - Case No. 97-3654-CIV-JORDAN - relating to noninvasive glucose monitoring technology in which the plaintiffs allege, among other things, patent infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion. TCPI and Mr. Aronowitz have answered the complaint and have filed counterclaims against the plaintiffs for declaratory judgment that the patent-in-suit is invalid; patent misuse; patent prosecution fraud; trade libel; slander of title; commercial disparagement; unfair competition under the Lanham Act; tortious interference with a contract or advantageous business relationship; and for injunctive relief. In December 1999, the discovery phase of this lawsuit ended and the court is presently proceeding with various pending motions. A trial date has not been set.

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

         Shareholder Class Action. During November 1998 through January 1999, several lawsuits were filed in the United States District Court for the Southern District of Florida - Case No. 98-7334-CIV-DIMITROULEAS - against the Company and Mr. Aronowitz on behalf of various shareholders alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. In general, plaintiffs allege that TCPI and Mr. Aronowitz made untrue and misleading statements in the Company's public disclosure documents and in certain press releases, articles and reports. The disclosures relate primarily to the development, clinical testing and viability of the Company's TD Glucose(TM) Monitoring System. The plaintiffs are seeking certification as a class on an unspecified amount of damages, interest, costs and attorneys' fees. On April 19, 1999, an Amended Consolidated Class Action Complaint was served upon the Company. In response, on June 18, 1999, the Company filed a motion to dismiss the Amended Consolidated Class Action Complaint. On July 3, 2000, the court dismissed all claims against Mr. Aronowitz and the Company, but granted plaintiffs leave to amend their complaint on or before July 24, 2000. On July 21, 2000, plaintiffs filed a motion for reconsideration of the court's ruling, which the Company responded to on July 24, 2000. The court has not yet ruled on that motion. Also, on July 24, 2000, plaintiffs filed a second amended complaint, to which the Company has not yet responded. TCPI intends to file a motion to dismiss the second amended complaint. The Company believes the allegations lack merit and plan to contest the allegations vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to these claims and therefore the Company has not recorded an accrual for loss as of June 30, 2000.

         TCPI maintains Directors and Officer's Liability Insurance. However, there can be no assurance that this insurance coverage will be adequate to fund the costs of a settlement, an award, if any, or attorneys' fees. Demands have been made upon the Company which far exceed the amount of this coverage. TCPI's articles of incorporation provide for indemnification, to the fullest extent permitted by law, of any person made party to an action by reason of the fact that such person is an officer or director of the Company.

         Lanham Act. On July 1, 1999, the Company and Mr. Aronowitz, seeking damages and injunctive relief, filed suit against Joseph P. D'Angelo, Americare Health Scan, Inc., Americare Biologicals, Inc., Medex, Inc., Teratech Corp. d/b/a HIV Cybermall, Confidential Home Testing, The Creative Connection, Inc., Debra Lapierre and Stanley A. Lapides, in the United States District Court for the Southern District of Florida - Case No. 99-1862-CIV-JORDAN. The suit alleges violations of the Lanham Act, libel/defamation per-se, misappropriation of trade secrets and confidential information, cancellation of the Federal trademark "ANA-SAL," violations of the Florida Deceptive and Unfair Trade Practices Act, and common law unfair competition. Certain defendants filed a motion to dismiss, and on December 15, 1999, the court dismissed the count relating to unfair and deceptive trade practices under Florida law and struck certain allegations, but found that the remaining counts stated causes of action. On January 4, 2000, the Company and Mr. Aronowitz filed a Second Amended Complaint which omitted the count dismissed by the court and the allegations that the court struck. The Defendants Joseph P. D'Angelo, Americare Health Scan, Inc., and Americare Biologicals, Inc. have alleged counterclaims of malicious prosecution and abuse of process. The Company and Mr. Aronowitz have filed a motion to dismiss these counterclaims, and these defendants have since withdrawn those counterclaims. The court entered a default judgment against Medex, Inc. The defendants, The Creative Connection, Inc., and Debra Lapierre, have made a motion for a summary judgment, which remains pending. This case is currently in the discovery phase which is scheduled to close on August 30, 2000. A trial date is set for April of 2001.

         Home Diagnostics Litigation. In November 1993, the Company and Mr. Aronowitz filed suit against Home Diagnostics, Inc. ("HDI"), for patent infringement, among other claims, in the United States District Court for the Southern District of Florida - Case No. 93-CIV-6999-DAVIS. The patents-in-suit are U.S. Patent Nos. 4,744,192 (the "'192 Patent") and 4,877,580 (the "'580
Patent").

         On September 3, 1996, the court entered judgment against the Company and Mr. Aronowitz after a bench trial that was held in September 1995. On April 9, 1998, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the lower court's decision and remanded the case to the district court for further proceedings, including for a determination whether Mr. Aronowitz owned the patents-in-suit at the time the Company commenced the action and whether HDI infringed the '192 Patent. The appellate court found infringement of the '580 Patent and

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

remanded to the district court for a determination whether the '580 Patent was within the scope of certain licensing agreements between TechniMed Corporation, a prior assignee of the patents-in-suit, and HDI.

         On remand, the district court denied a request by the Company and Mr. Aronowitz to reopen the trial record and directed the parties to submit, based on the existing record, proposed findings of fact and conclusions of law on the issues that were remanded. The parties submitted proposed findings of fact and conclusions of law, and on March 20, 2000, the court heard argument by the parties' counsel on certain issues on remand. On May 1, 2000, the court issued certain findings of fact and conclusions of law, finding that (i) Mr. Aronowitz owned the patents-in-suit at the time the suit was commenced, and (ii) HDI did not infringe the '192 patent. The Company is awaiting a ruling on the remaining issues on remand, in particular, those relating to the '580 patent.

         Defamation Action. On June 16, 1999, the Company and Mr. Aronowitz were sued by Joseph P. D'Angelo and related companies in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida - Case No. 99-010726-CACE-18 - alleging libel per quod, libel per se, slander, and false light. The Company has filed a motion for summary judgment, which the court granted in part, dismissing Counts I and II for libel against TCPI and Mr. Aronowitz. Discovery in this matter is continuing, and no trial date has been set yet.

         Hooper Litigation. On August 27, 1999, the U.S. District Court for the Northern District of California - Case No. C-97-00525CAL - confirmed an arbitration award against the Company in favor of Hooper & Associates, Inc. for $197,807. Gary Hooper was the president and chief operating officer of Pharma Patch, PLC. TCPI acquired certain assets of Pharma Patch, PLC in November 1995. The arbitration award found that Mr. Hooper was entitled to that amount under an employment agreement between Mr. Hooper and Pharma Patch, PLC. At this time, a bond has been posted in this matter to stay enforcement of the judgment which Hooper & Associates is seeking to enforce in Florida (Technical Chemicals and Products, Inc. v. Hooper & Associates, Broward County Circuit Court - Case No. 019847.)

         TCPI has filed a suit against Mr. Hooper in the United States District Court for the Southern District of Florida - Case No. 99-7452 CIV-MOORE, which claims that Mr. Hooper perpetrated a fraud on the Company by making fraudulent representations to the Company in connection with TCPI's acquisition of certain assets of the co-defendants Pharma Patch, PLC and PP Holdings, LTD. Mr. Hooper has filed a motion to dismiss for lack of personal jurisdiction, which is now pending before the court.

         As a result, enforcement of the arbitration award has been stayed by a Florida court. On July 5, 2000, the state court continued the stay of enforcement of the award during the pendency of the Company's claims against Mr. Hooper and Hooper & Associates, Inc. in the federal action. At this time, the Company does not believe it is possible to estimate the ultimate loss, if any, related to the resolution of these matters and therefore the Company has not recorded any accrual for loss as of June 30, 2000.

         Judgment In Hazardous Waste Lawsuit. On January 31, 2000, the United States District Court for the Southern District of Florida - Case No. 98-6201-CIV - entered a judgment against TCPI and Mr. Aronowitz, in connection with a lawsuit brought by the United States of America on behalf of the Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1983, relating to the clean-up of a facility that during 1985 through 1992 contained alleged hazardous substances. The Company occupied this facility during part of 1992. The judgment holds the defendants, jointly and severally, liable for $401,177, representing their share of site clean-up costs, plus post-judgment interest as allowed by law. On April 24, 2000, the parties reached a tentative settlement in the amount of $650,000 payable over a 21-month period with approximately $110,000 payable within 30 days of execution of a formal settlement agreement and quarterly payments made thereafter on the balance plus interest at the rate of 5.3% per year. The Company expects the United States will enter into a formal agreement memorializing this settlement; however, there can be no assurance that the United States will enter into such an agreement. TCPI's articles of incorporation provide for indemnification, to the fullest extent permitted by law, of any person made party to an action by reason of the fact that such person is an officer or director of the Company.

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

         The Company has not yet determined whether to pursue an appeal of the court's ruling, but filed a notice of appeal on or about March 31, 2000. On July 26, 2000, the Company, with the consent of the United States, voluntarily dismissed without prejudice the Company's appeal. If the Company were to appeal the court's ruling, TCPI may be required to post an appeal bond in order to stay execution of the judgment. There can be no assurance that an appeal, if taken, would be successful, or that the posting of an appeal bond or enforcement of the judgment would not have a material adverse impact on the Company's liquidity and capital resources. Management believes that payment of this judgment and related expenses is probable and has estimated that the ultimate loss related to the resolution of this matter will be approximately $650,000 and, accordingly, has recorded an accrual for loss equal to this amount as of June 30, 2000. At December 31, 1999, management estimated the probable loss to be $500,000 and recorded a liability in that amount.

         Unilever Patent Litigation. In 1994, TCPI and six other parties initiated an opposition action in the European Patent Office in Munich, Germany, against European Patent No. 291,194 (the "European Patent"), presently owned by Unilever N.V. In European Opposition Case No. T0681/98, the Company and the other parties opposed the patent in its entirety on the grounds that it lacked novelty and inventiveness.

         In March 1998, the European Patent Office Opposition Board found in favor of Unilever, and TCPI and five of the other parties filed an appeal. Upon substantial appellate oral proceedings held on January 26-27, 2000 and numerous auxiliary requests, the Opposition Board maintained the European Patent, as amended. However, this ruling is subject to adaptation of the specifications contained in the amended patent and approval by the Opposition Board. Unilever is presently awaiting invitation from the Opposition Board to submit its proposed adaptations to the specification of the European Patent, after which TCPI and the other parties intend to vigorously contest such action.

         On January 26, 2000, the Company, Roche Diagnostics GmbH, a German company, Roche Diagnostics S.p.A., an Italian company, and Hestia Pharma GmbH, a German distributor wholly-owned by Roche Diagnostics, filed a declaratory judgment action relating to Italy and Germany in the District Court of Torino, Italy. The Company asked the court to find that (1) the European Patent granted to Unilever is invalid, and (2) the EVATEST(R) product manufactured, distributed and sold by TCPI and the other plaintiffs do not infringe the European Patent (the "Italian Action"). An oral hearing scheduled for July 19, 2000 to discuss the court's jurisdiction to hear the action was adjourned to November 15, 2000. TCPI manufactures the EVATEST(R) test devices.

         On February 3, 2000, Unilever filed a patent infringement action in the Administrative Court of Munich, Germany against Hestia Pharma GmbH and four of its officers alleging infringement of the European Patent that is the subject of the Italian Action. On April 27, 2000, Unilever amended its complaint to allege infringement of European Patent Application No. 93108764.7. In this action, Unilever has asked that Hestia Pharma GmbH refrain from commercializing, using, importing or possessing analytical test devices which comprise features of Unilever's patent claims.

         On April 20, 2000, Unilever filed a patent infringement action in the Administrative Court of Munich, Germany against TCPI and Roche Diagnostics GmbH (together with the February 3, 2000 action, the "German Actions") alleging infringement of the patent involved in the Italian Action and European Patent Application No. 93108764.7. In this action, Unilever has asked that TCPI and Roche Diagnostics GmbH refrain from offering, having offered, commercializing, having commercialized, using, having used, importing, having imported or possessing analytical test devices that fall under the claims of Unilever's patent and patent application.

         The Company has agreed to indemnify Roche Diagnostics and its affiliates and their respective officers against all damages, back royalties, costs, attorneys' fees and the like arising from or related to any and all patent infringement actions. Management intends to vigorously prosecute our claims against the Unilever patent in the Italian Action and vigorously defend the claims asserted by Unilever in the German Actions. TCPI has, as the manufacturer of these products, previously provided the same indemnity to Roche Diagnostics. A majority of TCPI's sales in Europe relate to products covered by the patents that are the subject of the Italian Action and the German Actions. Consequently, a loss in this litigation may have a material adverse effect on the Company's results of operations and financial condition.

PART II  OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on July 21, 2000, the following items provide a brief description of each matter voted upon and the respective voting results.

PROPOSAL 1 - ELECTION OF DIRECTORS

         The Board of Directors of the Company is divided into three classes of directors. The board members and classifications are as follows:

           Class I               Class II                      Class III
           -------               --------                      ---------

      Jack L. Aronowitz       Clayton Rautbord             Elliott Block, Ph.D.
      Noel Buterbaugh         Stanley M. Reimer, Ph.D.     Martin Gurkin, Ph.D.

         Clayton Rautbord and Stanley M. Reimer, Ph.D. were nominated by the Board for election to the Board of Directors as Class II directors to succeed themselves for a term of three years, expiring at the 2003 Annual Meeting of Shareholders, and until their successors are elected and qualified.

         With respect to their election, the voting for Mr. Rautbord was:
26,073,103 votes For; 0 votes Against: and 457,334 votes Abstained. The voting for Dr. Reimer was: 26,073,103 votes For; 0 votes Against: and 457,334 votes Abstained.

PROPOSAL 2 - CORPORATE NAME CHANGE TO TCPI, INC.

         The Board of Directors unanimously adopted, subject to shareholder approval, a proposal to amend the Company's Amended and Restated Articles of Incorporation in order to change the Company's name to "TCPI, Inc." Stockholders approved this proposal by the following votes: 26,340,722 votes For; 142,029 votes Against: and 89,598 votes Abstained.

PROPOSAL 3 - APPROVAL OF THE COMPANY'S 2000 STOCK OPTION PLAN

         The Company's Board of Directors approved the TCPI 2000 Stock Option Plan (the "Plan"), subject to stockholder approval. The 2000 Stock Option Plan was approved by the following vote: 9,369,939 votes For; 1,131,323 votes
Against: and 214,832 votes Abstained.

PROPOSAL 4 - APPROVAL OF ISSUANCE OF COMMON STOCK TO
             SWARTZ PRIVATE EQUITY, LLC

         On May 3, 2000, the Company entered into an Investment Agreement (the "Investment Agreement") with Swartz Private Equity, LLC ("Swartz"). Under the Investment Agreement, the Company has the option to sell up to $25 million of Common Stock to Swartz, subject to certain conditions contained in the Investment Agreement. In addition, the Company issued to Swartz a warrant to purchase 625,000 shares of Common Stock at a price of $1.9063 per share, subject to adjustment, and may issue additional warrants to Swartz pursuant to the terms of the Investment Agreement.

         The Company's Common Stock trades on the Nasdaq National Market. The Nasdaq corporate governance standards require shareholder approval of the sale or issuance of Common Stock in a private transaction at a price less than the greater of book or market value, if the number of new shares would equal 20% or more of the number of shares outstanding at the time the Company enters into the transaction. Under the Investment Agreement, as of May 3, 2000, the Company may not sell more than 5,908,251 shares (the "Equity Line Nasdaq Share Limit") to Swartz unless shareholder approval of this transaction is obtained. Because the number of shares which may be sold to Swartz under the Investment Agreement may exceed the Equity Line Nasdaq Share Limit, the Company sought the approval of such potential issuances in order to comply with the Nasdaq standards. This proposal passed with the following vote: 9,749,321 votes For; 711,148 votes
Against: and 195,675 votes Abstained.

ITEM 5.  OTHER INFORMATION

         On May 20, 2000, the Company's wholly-owned Cayman Islands subsidiary, TCPI Holdings, Ltd. ("TCPI Holdings") entered into a business and asset purchase agreement with Roche Diagnostics GmbH ("Roche Diagnostics")of Mannheim, Germany. Pursuant to such agreement, TCPI Holdings will acquire certain trademarks, distribution rights and business assets of the worldwide over-the-counter pregnancy and ovulation testing business carried on by Roche Diagnostics. The trademarks include EVATEST(R), EVAPLAN(R), EVENT-TEST(R), DIAGNOSIS(R) and related goodwill. The Company has guaranteed TCPI Holdings' performance under the asset purchase agreement.

         The purchase price for the assets set forth in the asset purchase agreement and the local asset purchase agreements is $7 million plus the value added tax, if applicable. TCPI Holdings made a down payment of $500,000 upon signing of the asset purchase agreement. A second down payment of $3 million is due when a certain registration statement to be filed with the United States Securities and Exchange Commission is declared effective, but no later than September 17, 2000. The balance of $3,500,000 is payable in installments, which could begin as early as August 1, 2000, prior to the closing of each local asset purchase agreement in Germany, Uruguay, Switzerland, Spain, Italy and Argentina and is described in Exhibit X of the Agreement. The majority of the assets being acquired are located in Argentina, the closing of which must occur by December 31, 2001. At this time, no such closings have occured.

         The Company is seeking to secure the funds necessary for the second and third payments through financing activities in the capital markets, such as the private equity line with Swartz, funds generated in the ordinary course of business, and funds generated by the acquired operations subsequent to the local closings. However, there can be no assurance that the Company will obtain the necessary funds. Since the funds available under the Company's private equity line with Swartz are subject to the future market price and volume of trading of our common stock, the Company may be unable to obtain sufficient funds pursuant to the Swartz transaction on a timely basis, or at all. If the Company does not make the required payments, the Company will forfeit the $500,000 down payment. The failure to complete the acquisition will have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number       Code                                                Exhibit Description
------       ----        ------------------------------------------------------------------------------------------------
2.1          14          Business and Asset Purchase Agreement dated May 20, 2000 between Roche Diagnostics Gmbh and TCPI
                         Holdings, Ltd.
2.2          14          Guaranty Agreement dated May 20, 2000 between Roche Diagnostics Gmbh and the Company.
3.1          5           Amended and Restated Articles of Incorporation of the Company.
3.2          5           Amended and Restated Bylaws of the Company.
3.3          4           Articles of Amendment to the Articles of Incorporation of the Company.
3.4          Filed       Articles of Amendment of the Company's Amended and Restated Articles of Incorporation.
             Herewith
4.1          5           See Exhibits 3.3 above for provisions of the Amended and Restated Articles of Incorporation of the
4.2          3           Form of Common Stock Certificate of the Company.
4.3          11          Warrant to purchase Common Stock dated April 19, 2000 (1 of 2) between the Company and Swartz
4.4          11          Warrant to purchase Common Stock dated April 19, 2000 (2 of 2) between the Company and Swartz
4.5          11          Warrant between the Company and Swartz Private Equity, LLC.
10.3         5           Cancellation and Exclusive License Agreement between Jack Aronowitz and the Company dated January
10.4         5           Stock Option Agreement between the Company and Martin Gurkin, Stuart R. Streger, Colin Morris,
10.5    Filed Herewith   The Company's 2000 Stock Option Plan
10.6         2           Lease - Pompano Beach, Florida.
10.6.1       9            Business Lease Extension - Pompano Beach, Florida.
10.8         3           Warrant Agreement between the Company and Jack L. Aronowitz.
10.8.1       1           Amended Employment Agreement dated October 9, 1998 between the Company and Jack L. Aronowitz.
10.9         1           Employment Agreement dated October 9, 1998 between the Company and Jay E. Eckhaus.
10.17        7           Employment Agreement dated September 10, 1999 between the Company and Elliott Block, Ph.D.
10.18        8           Employment Agreement dated November 22, 1999 between the Company and Walter V. Usinowicz, Jr.
10.19        11          Employment Agreement dated May 27, 1999 between the Company and Robert M. Morrow.
10.20        13          Investment Agreement dated May 3, 2000 between the Company and Swartz Private Equity, LLC.
10.21        13          Registration of Rights Agreement dated May 3, 2000 between the Company and Swartz Private Equity, LLC
             Herewith
27           Filed       Financial Data Schedule
             Herewith

             1           Incorporated by reference to Exhibits 10.2, 10.3 and 10.4 of the Company's Form 10-Q filed on
             2           Incorporated by reference to the Exhibit of the same number in the Company's Registration Statement
             3           Incorporated by reference to the Exhibit of the same number in Amendment No. 4 to the Company's
             4           Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 21, 1998.
             5           Incorporated by reference to the Exhibit of the same number in the Company's Registration Statement
             6           Incorporated by reference to the Exhibit of the same number in Amendment No. 2 to the Company's
             7           Incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q filed on November 9, 1999.
             8           Incorporated by reference to Exhibit A of Form 8-K filed on December 15, 1999.
             9           Incorporated by reference to Exhibit 10.17 of the Company's Form 10-K filed on March 30, 2000.
             10          Incorporated by reference to the Company's Form 10-K filed on March 30, 2000.
             11          Incorporated by reference to the Company's Form 10-Q filed on May 16, 2000.
             12          Incorporated by reference to the Company's Proxy Statement on Form 14A filed on May 31, 2000.
             13          Incorporated by reference to Amendment No. 1 of the Company's Registration Statement on Form S-2
             14          Incorporated by reference to the Company's Form 8-K filed on June 8, 2000.

             (b)  Reports On Form 8-K
             During the quarter ended June 30, 2000, the Company filed reports on Form 8-K on June 8, 2000 and on June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TCPI, INC.


Date:  August 14, 2000               By:  /s/  Walter V. Usinowicz, Jr.
                                          -----------------------------
                                     Walter V. Usinowicz, Jr.
                                     Vice President and Chief Financial Officer
                                     (Duly authorized officer and principal
                                     accounting officer)