Form 10-Q/A
period 2000-03-31
TCPI INC
filed 2000-10-31
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         As of May 11, 2000, 29,541,258 shares of the Registrant's $.001 par value Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):
                              YES            NO x
                                  ----         ----

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
                                                        March 31, 2000  December 31, 1999
                                                        --------------  -----------------
                                                          (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                               $  1,078           $  1,447
   Investments                                                1,336              2,540
   Accounts receivable, net                                     865              1,163
   Inventory                                                  1,971              2,036
   Due from related parties                                     656                686
   Other                                                        528                486
                                                           --------           --------
Total current assets                                          6,434              8,358
                                                           --------           --------

Property and equipment, net                                   1,870              2,096
Patents and trademarks, net                                  11,005             11,256
Goodwill, net                                                 1,764              1,807
Other assets                                                    210                 71
                                                           --------           --------
Total assets                                               $ 21,283           $ 23,588
                                                           ========           ========

Liabilities, redeemable preferred stock and common stockholders' equity

Current liabilities:
   Accounts payable                                        $    873           $    988
   Accrued expenses                                           1,529              1,360
                                                           --------           --------
Total current liabilities                                     2,402              2,348
                                                           --------           --------

Deferred revenue                                                812                812
Redeemable preferred stock, $.001 par value:
   Authorized shares--25,000,000;
     Series A 6% Convertible Preferred Stock:
     issued and outstanding shares--2,700 and 11,300
     at March 31, 2000 and December 31, 1999                  3,005             12,457
Common stock, $.001 par value:
   Authorized shares--100,000,000;
     issued and outstanding shares--29,541,258
     and 14,541,544 at March 31, 2000 and
     December 31, 1999                                          30                 15
Additional paid-in capital                                   51,287             41,638
Accumulated deficit                                         (36,253)           (33,682)
                                                           --------           --------
Total common stockholders' equity                            15,064              7,971
                                                           --------           --------
Total liabilities, redeemable preferred stock and common
   stockholders' equity                                    $ 21,283           $ 23,588
                                                           ========           ========

*The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. See accompanying notes to the condensed consolidated financial statements.

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share data)
                                               Three Months Ended
                                                    March 31,
                                           ----------------------------
                                               2000            1999
                                           ------------    ------------

Net sales                                  $      1,187    $      1,386
Cost of product sales                               709             814
                                           ------------    ------------
Gross profit                                        478             572

R&D contract revenue                                 --             155

Operating expenses:
   Selling, general and administrative            1,624           1,923
   Litigation                                       722             405
   Research and development                         290             549
   Depreciation and amortization                    441             472
                                           ------------    ------------
                                                  3,077           3,349
                                           ------------    ------------
Loss from operations                             (2,599)         (2,622)

Other income (expense):
   Interest income                                   58             149
   Interest expense                                  --              (3)
                                           ------------    ------------

Net loss                                         (2,541)         (2,476)

Accrued preferred redemption
   accretion and dividends                           97             399
                                           ------------    ------------

Loss attributable to common stockholders   $     (2,638)   $     (2,875)
                                           ============    ============

Net loss per common share -
   Basic and Diluted                       $       (.11)   $       (.28)
                                           ============    ============

Weighted average number of
   common shares outstanding                 24,067,260      10,399,144
                                           ============    ============

See accompanying notes to the condensed consolidated financial statements.

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (Continued)

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                      2000          1999
                                                  -----------  --------------
OPERATING ACTIVITIES
Net loss                                             $(2,541)   $(2,476)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                       441        472
Changes in operating assets and liabilities:
       Accounts receivable                               298        492
       Inventory                                          65        151
       Other current assets                              (42)      (157)
       Other assets and liabilities                     (139)        --
       Accounts payable and accrued expenses             262        133
                                                     -------    -------
Net cash used in operating activities                 (1,656)    (1,385)

INVESTING ACTIVITIES
       Purchases of property & equipment                 (82)       (14)
       Proceeds from sale of equipment                   165         --
       Due from related party                             30         --
       Purchase of investments                            --     (2,218)
       Proceeds from sale of investments               1,173        146
       Investments in patents and trademarks              (4)       (34)
                                                     -------    -------
Net cash provided by (used in) investing activities    1,282     (2,120)

FINANCING ACTIVITIES
       Proceeds from stock options exercised               5         --
                                                     -------    -------
Net cash provided by financing activities                  5         --
                                                     -------    -------
Net change in cash and cash equivalents                 (369)    (3,505)
Cash and cash equivalents at beginning of period       1,447      5,207
                                                     -------    -------
Cash and cash equivalents at end of period           $ 1,078    $ 1,702
                                                     =======    =======

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

TECHNICAL CHEMICALS AND PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

2.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Details of selected balance sheet accounts are as follows (in thousands):

                                                               March 31, 2000   December 31, 1999
                                                               --------------   -----------------
         Accounts receivable:
            Accounts receivable                                    $  1,193          $  1,481
            Allowance for doubtful accounts                            (328)             (318)
                                                                   --------          --------
            Accounts receivable, net                               $    865          $  1,163
                                                                   ========          ========

         Property and equipment:
            Furniture, fixtures and equipment                      $  3,494          $  3,766
            Leasehold improvements                                      174               174
                                                                   --------          --------
                                                                      3,668             3,940
            Accumulated depreciation and amortization                (1,798)           (1,844)
                                                                   --------          --------
                                                                   $  1,870          $  2,096
                                                                   ========          ========
          Patents and trademarks:
            Patents and trademarks                                 $ 15,408          $ 15,403
            Accumulated amortization                                 (4,403)           (4,147)
                                                                   --------          --------
                                                                   $ 11,005          $ 11,256
                                                                   ========          ========
          Goodwill:
            Goodwill                                               $  2,494          $  2,494
            Accumulated amortization                                   (730)             (687)
                                                                   --------          --------
                                                                   $  1,764          $  1,807
                                                                   ========          ========

3.       REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

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

         TCPI's key diagnostic products on the market and in development include its HealthCheck(R) brand of at home testing and screening products, noninvasive TD Glucose(TM) Monitoring System for diabetics to monitor glucose levels, HealthCheck Total and HDL Cholesterol Home Screening Tests, professional use TriMeter(TM) system for analytical monitoring of Total and HDL Cholesterol and blood glucose from a finger-stick, Drug of Abuse screening tests available in TCPI's branded ScanGuard(TM) and private label One-Step slide, strip or multi-test cassette formats, and over-the counter and professional pregnancy and fertility family planning products in multiple formats - including TCPI's accurate and easy to use One Step-One Minute Pregnancy Test(TM).

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

redeemable convertible preferred stock in which $97,000 was recognized in the first quarter of 2000 as compared to $339,000 in the first quarter of 1999. While the accretion was completed as of December 31, 1999, dividends on outstanding redeemable preferred stock continue to accrue. Additionally, the Company's net loss per share, basic and diluted, for the first quarter of 2000 was reduced to $.11 per share as compared to a net loss per share, basic and diluted, of $.28 per share for the first quarter of 1999 due primarily to an increase in the average number of common shares outstanding.

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

         In 1998, the Company issued 15,000 shares of its Series A Convertible Redeemable Preferred Stock (the "Preferred Stock"). The Preferred Stock is convertible into the Company's common stock at an exchange ratio based on the market price of the Company's Common Stock. Under certain circumstances, the Preferred Stock is redeemable at the option of the holders. To date, the holder of the Preferred Stock converted 12,300 shares of Preferred Stock into 19,435,490 shares of Common Stock, and presently has 2,700 shares of its Preferred Stock outstanding. Based upon the terms of the Preferred Stock, as of May 9, 2000 the outstanding shares of Preferred Stock would be convertible into

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

                                TECHNICAL CHEMICALS AND PRODUCTS, INC.


Date:  October 31, 2000         By:  /s/ Walter V. Usinowicz, Jr.
                                     ----------------------------------------
                                      Walter V. Usinowicz, Jr.
                                      Vice President and Chief Financial Officer
                                      (Duly authorized officer and principal
                                       accounting officer)