Form 10-Q/A
period 2000-06-30
TCPI INC
filed 2000-10-31
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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
                                                                                           =============           =============

Liabilities, redeemable preferred stock and
   common stockholders' equity
Current liabilities:
   Accounts payable                                                                            $  2,701                $    988
   Accrued expenses                                                                               1,301                   1,360
                                                                                           -------------           -------------
Total current liabilities                                                                         4,002                   2,348
Deferred revenue                                                                                    812                     812
Other liabilities                                                                                    25                      --

   Redeemable preferred stock, $.001 par value:
     Authorized shares-25,000,000;
     Series A 6% Redeemable Convertible Preferred Stock,
        issued and outstanding shares-2,000 and 11,300
        at June 30, 2000 and December 31, 1999                                                    2,259                  12,457
   Common stock, $.001 par value:
     Authorized shares-100,000,000; issued and outstanding
       shares-30,423,196 and 14,541,544 at June 30, 2000
       and December 31, 1999                                                                       30                      15
   Additional paid-in capital                                                                    53,073                  41,638
   Accumulated deficit                                                                          (38,250)                (33,682)
                                                                                           -------------           -------------
Total common stockholders' equity                                                                14,853                   7,971
                                                                                           -------------           -------------
Total liabilities, redeemable preferred stock and common stockholders'
   equity                                                                                      $ 21,951                $ 23,588
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

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TCPI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share data)
                                                                   Three Months Ended                       Six Months Ended
                                                                       June 30,                                  June 30,
                                                           --------------------------------        --------------------------------
                                                                 2000               1999               2000                1999
                                                           ------------        ------------        ------------        ------------
Net sales                                                  $      1,125        $      1,289        $      2,312        $      2,675
Cost of product sales                                               614                 733               1,323               1,547
                                                           ------------        ------------        ------------        ------------
Gross profit                                                        511                 556                 989               1,128

R&D contract revenue                                                 --                 316                  --                 471

Operating expenses:
   Selling, general and administrative                            1,472               1,763               3,096               3,686
   Litigation                                                       405                 310               1,127                 715
   Research and development                                         219                 660                 509               1,209
   Depreciation and amortization                                    428                 482                 869                 954
                                                           ------------        ------------        ------------        ------------
                                                                  2,524               3,215               5,601               6,564
                                                           ------------        ------------        ------------        ------------
Loss from operations                                             (2,013)             (2,343)             (4,612)             (4,965)


Other income (expense):
   Investment income                                                (36)                 79                  22                 228
   Interest expense                                                  (2)                 (4)                 (2)                 (7)
                                                           ------------        ------------        ------------        ------------

Net loss                                                         (2,051)             (2,268)             (4,592)             (4,744)

Accrued preferred redemption
   accretion and dividends                                           40                 396                 137                 795
                                                           ------------        ------------        ------------        ------------

Loss attributable to common stockholders                   $     (2,091)       $     (2,664)       $     (4,729)       $     (5,539)
                                                           ============        ============        ============        ============


Net loss per common share -
   Basic and Diluted                                       $       (.07)       $       (.25)       $       (.18)       $       (.53)
                                                           ============        ============        ============        ============

Weighted average number of
   common shares outstanding                                 29,793,240          10,636,626          26,930,250          10,518,541
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

3.       REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY (Continued)

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


                                      TCPI, INC.


Date:  October 31, 2000              By:  /s/  Walter V. Usinowicz, Jr.
                                          -----------------------------
                                     Walter V. Usinowicz, Jr.
                                     Vice President and Chief Financial Officer
                                     (Duly authorized officer and principal
                                     accounting officer)