Form 10-K/A
period 1999-12-31
TCPI INC
filed 2000-11-01
CIK 924921

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 4

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

                         COMMISSION FILE NUMBER 0-25406
                                                -------

                                   TCPI, INC.
             (Exact name of registrant as specified in its charter)

                Florida                                       65-0308922
      ----------------------------                            ----------
      (State or jurisdiction of                             (I.R.S. Employer
      incorporation or organization)                        Identification No.)

      3341 S.W. 15th Street, Pompano Beach, Florida                    33069
      ---------------------------------------------                    -----
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

         As of March 27, 2000, 29,541,258 shares of the Registrant's $.001 par value Common Stock were outstanding.

                       EXHIBIT INDEX IS LOCATED ON PAGE 61

================================================================================

                                      INDEX

Description                                                                             Page Number

                                     PART I

Item 1.   Business..........................................................................      4
                  The Company...............................................................      4
                  Forward Looking Statements................................................      5
                  Strategic Direction.......................................................      6
                  Key Products..............................................................      7
                  Non-Invasive Glucose Monitoring...........................................      7
                  Cholesterol Monitoring....................................................     10
                  HealthCheck(R)Home Diagnostic Products....................................     11
                  Diagnostic Product Portfolio..............................................     12
                  Transdermal/Dermal Technology Portfolio...................................     14
                  Biochemical Manufacturing.................................................     14
                  Product Research and Development..........................................     14
                  Manufacturing and Materials...............................................     15
                  Patents, Trademarks and Technologies......................................     15
                  Competition...............................................................     17
                  Distribution and Marketing................................................     17
                  Employees.................................................................     18
                  Year 2000.................................................................     18
                  Governmental Regulation...................................................     18
                  Product Liability Insurance...............................................     20

Item 2.   Properties........................................................................     20

Item 3.   Legal Proceedings.................................................................     20

Item 4.   Submission of Matters to a Vote of Security Holders...............................     23

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...............................................................     23

Item 6.   Selected Financial Data...........................................................     24

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................     25


                                     PART II

                                    (Cont'd.)

                  Results of Operations......................................................    25
                  Year Ended December 31, 1999 Compared
                     to Year Ended December 31, 1998.........................................    25
                  Year Ended December 31, 1998 Compared
                     to Year Ended December 31, 1997.........................................    26
                  Financial Condition........................................................    27
                  Liquidity and Capital Resources............................................    27

Item 7a. Quantitative and Qualitative Disclosures About Market Risks.........................    29

Item 8.  Financial Statements And Supplementary Data.........................................  29
                  Report of Independent Certified Public Accountants.........................    30
                  Consolidated Balance Sheets................................................    31
                  Consolidated Statements of Operations......................................    32
                  Consolidated Statements of Redeemable Preferred Stock
                    and Common Stockholders' Equity..........................................    33
                  Consolidated Statements of Cash Flows......................................    35
                  Notes to Consolidated Financial Statements.................................    36

Item 9.   Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure........................................    50

                                    PART III

Item 10.  Directors and Officers of the Registrant...........................................    51

Item 11.  Executive Compensation.............................................................    55

Item 12.  Security Ownership of Certain Beneficial Owners
           and Management....................................................................    59

Item 13.  Certain Relationships and Related Transactions.....................................    60

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and

           Reports on Form 8-K...............................................................    61

                  Schedule II - Valuation and Qualifying Accounts............................    61
                  Exhibits Description.......................................................    62
                  Signatures.................................................................    64
                  Index to Exhibits..........................................................    65
                  Consent of Ernst & Young LLP...............................................    67

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                 In     Pre-              Regul-          O-T-C    O-T-C   OEM/
                                                               Devel- Clinical Clinical   atory    On The Health- Private  Pro-
                                                               opment  Stage    Trials  Clearance  Market  Check   Label   fessional
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
GLUCOSE MONITORING:
------------------------------------------------------------------------------------------------------------------------------------
TD Glucose(TM)Monitoring System                                   o        o        o                                        X
------------------------------------------------------------------------------------------------------------------------------------
One Step Whole Blood Glucose Test Strip(TM)                       o        o        o       o                X               X
------------------------------------------------------------------------------------------------------------------------------------
One Step Whole Blood Glucose Meter                                o        o        o                                        X
------------------------------------------------------------------------------------------------------------------------------------
Uri-Test(TM)Glucose Test Strip                                    o        o        o       o       o        X               X
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
CHOLESTEROL MONITORING:
------------------------------------------------------------------------------------------------------------------------------------
TriMeter(TM)                                                      o        o                                                 X
------------------------------------------------------------------------------------------------------------------------------------
One Step Total Cholesterol Strip (meter)                          o        o                                                 X
------------------------------------------------------------------------------------------------------------------------------------
One Step HDL Cholesterol Strip (meter)                            o        o                                                 X
------------------------------------------------------------------------------------------------------------------------------------
Total Cholesterol Test Kit (visual/professional use)              o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
HOME SCREENING AND TESTING TESTS:
------------------------------------------------------------------------------------------------------------------------------------
Total Cholesterol Home Screening Test (visual)                    o        o                       ++        X               X
------------------------------------------------------------------------------------------------------------------------------------
HDL Cholesterol Home Screening Test (visual)                      o        o                       ++        X               X
------------------------------------------------------------------------------------------------------------------------------------
Uri-Test(TM)Urinary Tract Infection Test Kit                      o        o        o       o       o        X               X
------------------------------------------------------------------------------------------------------------------------------------
Uri-Test(TM)Diabetes Test Kit                                     o        o        o       o       o        X               X
------------------------------------------------------------------------------------------------------------------------------------
Uri-Test(TM)Protein Test Kit (Kidney & Bladder Disease)           o        o        o       o       o        X               X
------------------------------------------------------------------------------------------------------------------------------------
Vision Screening Monitoring System                                o                                 o        X
------------------------------------------------------------------------------------------------------------------------------------
Skin Growth Monitoring System                                     o                                 o        X
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
FERTILITY TESTING PRODUCTS:
------------------------------------------------------------------------------------------------------------------------------------
Pregnancy Test: Midstream Wand                                    o        o        o       o       o        X        X      X
------------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                TCPI                                        PRODUCT STATUS                        MARKET
                    DIAGNOSTIC PRODUCT PORTFOLIO                                                                  SECTOR

------------------------------------------------------------------------------------------------------------------------------------
                                                                 In     Pre-              Regul-          O-T-C    O-T-C   OEM/
                                                               Devel- Clinical Clinical   atory    On The Health- Private  Pro-
                                                               opment  Stage    Trials  Clearance  Market  Check   Label   fessional
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Pregnancy Value Pack: hCG Test Strip Double-Pack                  o        o        o       o       o        X        X      X
------------------------------------------------------------------------------------------------------------------------------------
Ovulation Predictor Test Kit                                      o        o        o       o       o        X        X      X
------------------------------------------------------------------------------------------------------------------------------------
One Step One Minute(TM) Pregnancy Test: Midstream Wand            o        o        o       o       o        X        X
------------------------------------------------------------------------------------------------------------------------------------
One Step Ovulation Midstream Wand                                 o        o        o       o       o        X        X      X
------------------------------------------------------------------------------------------------------------------------------------
Pregnancy test strips, 25 & 50 test kits                          o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
PERSONAL HEALTH JOURNALS:
------------------------------------------------------------------------------------------------------------------------------------
 Men's Journal                                                                                      o        X
------------------------------------------------------------------------------------------------------------------------------------
 Woman's Journal                                                                                    o        X
------------------------------------------------------------------------------------------------------------------------------------
 Senior's Journal                                                                                   o        X
------------------------------------------------------------------------------------------------------------------------------------
 My Pregnancy Journal                                                                               o        X
------------------------------------------------------------------------------------------------------------------------------------
 All About Me Children's Journal                                                                    o        X
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 DRUG OF ABUSE SCREENING:
------------------------------------------------------------------------------------------------------------------------------------
 One Step Cocaine Test Strip(TM)                                  o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 One Step Opiate Test Strip(TM)                                   o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 One Step Amphetamine Test Strip(TM)**                            o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 One Step Methamphetamine Test Strip(TM)                          o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 One Step Phencyclidine (PCP) Test Strip(TM)**                    o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 One Step Benzodiazepine Test Strip(TM)**                         o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 One Step Canabinoids (THC) Test Strip(TM)                        o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 One Step Methadone Test Strip(TM)**                              o        o        o                                        X
------------------------------------------------------------------------------------------------------------------------------------
 One Step Barbiturates Test Strip(TM)                             o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 ScanGuard(TM)Drug of Abuse Multi-Panel Tests                     o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 INFECTIOUS DISEASE SCREENING:
------------------------------------------------------------------------------------------------------------------------------------
 RapidTest HIV(TM)Screen  **                                      o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 RapidTest HBsAg(TM)Screen (Hepatitis B) **                       o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 One Step Strep A(TM)Screen                                       o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 One Step Strep B(TM)Screen                                       o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 RapidTest Chlamydia(TM)Screen  **                                o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 RapidTest H. pylori(TM)Screen                                    o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 SALIVA SAMPLE COLLECTOR:
------------------------------------------------------------------------------------------------------------------------------------
 Sani-Sal(TM)Saliva Collector **                                  o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 CANCER SCREENS:
------------------------------------------------------------------------------------------------------------------------------------
 One Step PSA Test **                                             o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 One Step Alphafetalprotein Test  **                              o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 One Step LE Test (Lupus)                                         o                                                          X
------------------------------------------------------------------------------------------------------------------------------------
 One Step Fecal Occult Blood Test(R)                              o        o        o              ++        X               X
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 URINALYSIS:
------------------------------------------------------------------------------------------------------------------------------------
 Routine Urine Screening                                          o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------
 Urine Specialty Product / Drug of Abuse Screening                o        o        o       o       o                        X
------------------------------------------------------------------------------------------------------------------------------------

**  For Export Only
++ On The Market In Certain International Territories
----------------------------------------------------------------------------------------------------------------------------------

                                       13


-----------------------------------------------------------------------------------------------------------------------------------
                                TCPI                                        PRODUCT STATUS                        MARKET
                          TRANSDERMAL/DERMAL                                                                      SECTOR
                         TECHNOLOGY PORTFOLIO
------------------------------------------------------------------------------------------------------------------------------------
                                                                 In     Pre-              Regul-          O-T-C    O-T-C   OEM/
                                                               Devel- Clinical Clinical   atory    On The Health- Private  Pro-
                                                               opment  Stage    Trials  Clearance  Market  Check   Label   fessional
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
SMOKING CESSATION:
------------------------------------------------------------------------------------------------------------------------------------
Nicotine *                                                        o        o                                X                 X
------------------------------------------------------------------------------------------------------------------------------------
Nicotine Lozenge                                                  o        o
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
HORMONE REPLACEMENT / OSTEOPOROSIS:
------------------------------------------------------------------------------------------------------------------------------------
Estradiol                                                         o        o      o                                          X
------------------------------------------------------------------------------------------------------------------------------------
Estradiol / Progestin                                             o        o                                                 X
------------------------------------------------------------------------------------------------------------------------------------
Testosterone                                                      o        o                                                 X
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
CARDIOVASCULAR DISEASE:
------------------------------------------------------------------------------------------------------------------------------------
Nitroglycerin                                                     o        o                                                 X
------------------------------------------------------------------------------------------------------------------------------------
Isosorbide Dinitrate (ISDN)                                       o        o                                                 X
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
OTHER:
------------------------------------------------------------------------------------------------------------------------------------
Bup-4 Incontinence **                                             o        o      o                                          X
------------------------------------------------------------------------------------------------------------------------------------
Ketorolac                                                         o        o                                                 X
------------------------------------------------------------------------------------------------------------------------------------
Vitamin C/E Patch                                                 o                                                 X        X
------------------------------------------------------------------------------------------------------------------------------------
Pain Patch                                                        o        o                                                  X
------------------------------------------------------------------------------------------------------------------------------------
Physostigmine                                                     o                                                           X
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
SKIN PERMEATION ENHANCER:
------------------------------------------------------------------------------------------------------------------------------------
SR-38                                                                                               o                         X
-----------------------------------------------------------------------------------------------------------------------------------

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

Product Research and Development

         The Company's products are in various stages of commercialization, and include those that are already on the market and others that are in development, clinical review and seeking regulatory clearance. (See the "Diagnostic" and "Transdermal/Dermal Technology" product portfolios as well as "Strategic Direction".) The Company conducts an active research and development program to attempt to strengthen and broaden its existing products and to develop new products and systems. The Company's development strategy is to identify diagnostic products and systems that are expected to be needed by a significant number of potential customers in the Company's markets, and to allocate a greater share of its research and development resources to areas with the highest potential for future benefits to the Company. In addition, the Company seeks to develop specific applications related to its present technology. Further, because of the Company's limited resources, it may be unable to complete the development of all of its planned products and may only be able to complete the development of those products that it believes have the greatest potential for commercial success. There can be no assurance; however, that the products selected for development by the Company or which have received regulatory approval and are introduced into the market will in fact achieve any degree of commercial success.

To help support the cost of its research and development function, the Company periodically undertakes customer-sponsored research and development projects for which it is paid by the sponsoring company. The cost of such projects was $147,000, $151,000 and $99,000 for the years ended December 31, 1999, 1998, and
1997, respectively. The total amount spent for research and development activities is identified in the statement of operations in the accompanying financial statements.

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

The Company requires its key employees, consultants and advisors to execute a confidentiality and assignment of proprietary rights agreement upon the commencement of an employment or a consulting relationship with the Company. These agreements generally provide that all inventions, ideas and improvements made or conceived by the individual arising out of the employment or consulting relationship shall be the exclusive property of the Company and that all information related thereto shall be kept confidential and not disclosed to third parties except by consent of the Company or in other specified circumstances. There can be no assurance; however, that these agreements will provide effective protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

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

Trademarks. The following represents the Company's products that have received registered and/or trademark authority:

CholestoCheck(R)
hCG Pregnancy One Step(R)
HealthCheck(R)
Health Test Center(R)
Pregnancy One Step(R)
Pregnancy One Step Test Strip(R)
One Step Fecal Occult Blood Test(R)
One Step LH Test Strip(R)
One Step HDL Cholesterol Test Strip(R)
One Step Whole Blood Cholesterol Test Strip(R)
Soft-E-Touch(R)
One Step Drugs of Abuse Test Strip - Cocaine(R)
One Step Drugs of Abuse Test Strip - Opiate(R)
One Step Drugs of Abuse Test Strip - AmphetamineTM
One Step Drugs of Abuse Test Strip - BenzodiazepineTM
One Step Drugs of Abuse Test Strip - BarbiturateTM
One Step Drugs of Abuse Test Strip - Cannabinoids (THC)TM
One Step Drugs of Abuse Test Strip - MethadoneTM
One Step Drugs of Abuse Test Strip - MethamphetamineTM
One Step Drugs of Abuse Test Strip - Phencyclidine (PCP)TM
One Step Drug ScanTM
TD GlucoseTM
One Step-One Minute Pregnancy TestTM
One Step H. pylori ScreenTM
One Step Strep A ScreenTM
One Step Strep B ScreenTM
RapidTest HIVTM
RapidTest Chlamydia ScreenTM
RapidTest HBsAg ScreenTM
Sani SalTM
ScanGuardTM
SR-38TM
We're Bringing Healthcare HomeTM

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

         Lanham Act. On July 1, 1999, the Company and Mr. Aronowitz, seeking damages and injunctive relief, filed suit against Joseph P. D'Angelo, Americare Health Scan, Inc., Americare Biologicals, Inc., Medex, Inc., Teratech Corp. d/b/a HIV Cybermall, Confidential Home Testing, The Creative Connection, Inc., Debra Lapierre and Stanley

A. Lapides, in the United States District Court for the Southern District of Florida - Case No. 99-1862-CIV-JORDAN. The suit alleges violations of the Lanham Act, libel/defamation per-se, misappropriation of trade secrets and confidential information, cancellation of the Federal trademark "ANA-SAL," violations of the Florida Deceptive and Unfair Trade Practices Act, and common law unfair competition. Certain defendants filed a motion to dismiss, and on December 15, 1999, the court dismissed the count relating to unfair and deceptive trade practices and unfair competition and struck certain allegations, but found that the remaining counts stated causes of action. On January 4, 2000, the Company and Mr. Aronowitz filed a Second Amended Complaint, which omitted the count dismissed, by the court and the allegations that the court struck. The Defendants Joseph P. D'Angelo, Americare Health Scan, Inc., and Americare Biologicals, Inc. have alleged counterclaims of malicious prosecution and abuse of process. The Company and Mr. Aronowitz have filed a motion to dismiss these counterclaims. A default has been entered against Medex, Inc., and the Defendants The Creative Connection, Inc., and Debra Lapierre, have made a motion for a summary judgment. This case is currently in the discovery phase, which is scheduled to close on June 30, 2000. A trial date is set for April of 2001.

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

         Arbitration. On August 27, 1999, the U.S. District Court for the Northern District of California - Case No. C-97-00525CAL - confirmed an arbitration award against the Company in favor of Hooper & Associates, Inc. for $197,807. Gary Hooper was the president and chief operating officer of Pharma Patch, PLC. The Company acquired certain assets of Pharma Patch, PLC in November 1995. The arbitration award found that Hooper & Associates was entitled to that amount pursuant to an employment agreement between Hooper & Associates and Pharma Patch, PLC. Hooper & Associates is seeking to enforce the judgement in Florida (Technical Chemicals and Products, Inc. v. Hooper & Associates, Broward County Circuit Court - Case No. 019847). Enforcement of the arbitration award has been stayed by a Florida court during the pendency of claims by the Company against Hooper & Associates, Inc. in the United States District Court, Southern District of Florida. To stay enforcement of the judgment, the Company was required to post a bond. At this time, it is not possible to estimate the ultimate loss, if any, related to the resolution of these matters and therefore no accrual for loss has been recorded as of December 31, 1999.

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

                                                                                            Sale Prices
                                                                                            -----------
                                                                                        High              Low
                                                                                        ----              ---
                  Fiscal Year 1998
                  Quarter Ended March 31, 1998...............................   $ 13.750         $   8.000
                  Quarter Ended June 30, 1998................................   $ 10.875         $   7.500
                  Quarter Ended September 30, 1998...........................   $  8.563         $   1.625
                  Quarter Ended December 31, 1998............................   $  4.500         $   1.375
                  Fiscal Year 1999
                  Quarter Ended March 31, 1999...............................   $  2.250         $   1.063
                  Quarter Ended June 30, 1999................................   $  1.438         $   1.063
                  Quarter Ended September 30, 1999...........................   $  1.500         $   0.719
                  Quarter Ended December 31, 1999............................   $  1.750         $   0.281
                  Fiscal Year 2000
                  Quarter Ended March 31, 2000 (to March 27, 2000)...........   $  4.000         $   0.469

------------------
         There are presently approximately 215 holders of record of the Company's Common Stock. In addition, the Company estimates there are approximately 10,700 beneficial owners of its Common Stock. The Company has not paid cash dividends in the past.

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

Statement of Operations Data:

                                                                                YEAR ENDED DECEMBER 31,
(Amounts in thousands, except share data)                     ---------------------------------------------------------------------
                                                              1999          1998          1997          1996          1995
                                                              ----          ----          ----          ----          ----
Net sales.............................................        $ 5,432       $ 5,442       $ 6,194       $ 5,568        $4,188
Gross profit..........................................          1,826         2,388         2,777         1,862           936
Research and development contract revenue.............            470           585           423         1,280        --
Operating expenses:
   Selling, general and administrative, including
       litigation expenses............................         10,226         8,809         6,575         4,079         1,807
   Research and development...........................          1,724         2,787         2,726         1,767           435
   Depreciation and amortization......................          1,927         1,860         1,742         1,670           219
Loss from operations..................................        (11,581)      (10,483)       (7,843)       (4,374)       (1,525)
Loss before income taxes..............................        (11,199)       (9,827)       (7,126)       (4,053)       (1,433)
Income tax (expense) benefit..........................         (4,140)        --            2,637         1,503           220
Net loss..............................................        (15,339)       (9,827)       (4,489)       (2,550)       (1,274)
Accrued dividends and accretion to redemption value
of redeemable convertible preferred stock.............         (2,917)       (1,030)        --            --            --
Net loss attributed to common stockholders............        (18,256)      (10,857)       (4,489)       (2,550)       (1,244)
Basic and diluted net loss per common share...........       $  (1.64)      $ (1.09)      $  (.45)      $  (.27)      $  (.18)
Weighted average number of common shares
outstanding...........................................     11,122,414     9,996,951     9,992,066     9,290,476     7,069,507

Balance Sheet Data:
                                                                                      DECEMBER 31,
(Amounts in thousands)                                       ---------------------------------------------------------------------
                                                              1999          1998          1997          1996          1995
                                                              ----          ----          ----          ----          ----
Cash, cash equivalents and investments                        $ 3,987      $ 10,255       $ 7,337      $ 13,300       $ 1,777
Working capital                                                 6,010        14,743         9,401        15,348        (2,979)
Total assets                                                   23,588        36,369        33,597        37,526        22,610
Total current liabilities                                       2,348           713         2,069         1,660         6,452
Redeemable preferred stock                                     12,457        13,131             -             -             -
Total common stockholders' equity                               7,971        22,356        31,358        35,694        16,154

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's operations for the year ended December 31, 1999 continued to reflect the incidence of significant losses connected with the ongoing research and development activities, manufacturing scale-up, and marketing associated with expanding worldwide distribution for existing and future products. With respect to the Company's Financial Statements for the year ended December 31, 1999, the Company has received a "going-concern" opinion from its auditors. As more fully described in the Notes to the Financial Statements, the Company's recurring operating losses and its continued experience of negative cash flows from operations, raise substantial doubt about the Company's ability to continue as a going concern. A "going-concern" opinion indicates that the financial statements have been prepared assuming the Company will continue as a going-concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
---------------------------------------------------------------------

         Net Sales. The Company's net sales for both 1999 and 1998 were approximately $5.4 million. During 1999, the Company experienced an increase in sales from its HealthCheck at-home diagnostic testing and screening products of approximately $62,000, as well as its SR-38 skin permeation enhancer under a licensing agreement with LVMH Moet Hennessy Louis Vuitton, Inc., which was entered into during the year ended December 31, 1999. In addition, the Company experienced an increase in sales of its specialty chemical biological buffers of approximately $76,000. However, these gains were offset by lower dollar volume of sales in 1999, as compared to 1998, of the Company's OEM drug of abuse and infectious disease screening products of approximately $478,000 and by an increase in the sales allowance of approximately $309,000 in 1999 related to the Company's market penetration of the retail pharmacy market. The decrease in sales of the company's OEM drug of abuse and infectious disease screening products was due to lower demand and the timing of large customer orders.

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

         Selling, General and Administrative. Selling, general and administrative (SG&A) expenses declined slightly in 1999 to $7.5 million from SG&A expenses of $7.7 million incurred in 1998. This decrease was due to company wide cost reduction programs.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

         Net Loss. The Company's net loss for the year ended December 31, 1999 increased to $15.3 million from a net loss of $9.8 million in 1998. Excluding the effect of the non-cash, $4.1 million increase in the deferred tax asset valuation allowance, the Company's net loss increased to $11.2 million in 1999 from $9.8 million in 1998. The increase in the valuation allowance was necessary because at December 31, 1999, management no longer believed that the tax planning strategies, which were the basis for the net deferred tax assets at December 31, 1998, were feasible or prudent in light of the further accumulation of operating losses, the continued increase in the magnitude of the operating losses, and the resulting decrease in liquid assets to fund future operations. (See - Note 6 to the accompanying financial statements.)

         The Company had a net loss attributable to common stockholders of $18.3 million in 1999 as compared to a net loss attributable to common stockholders of $10.9 million in 1998. This difference was largely the result of the increase in the deferred tax asset valuation allowance as well as the accrued dividend and accretion to redemption value of $2.9 million related to the 1998 issuance of redeemable convertible preferred stock. The full amount of the accretion to redemption value has been recognized.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

         Net Sales. The Company's net sales for 1998 decreased by 12% to $5.4 million from $6.2 million in 1997. The Company experienced an increase in year-over-year product sales from its HealthCheck at-home diagnostic tests and screening products of approximately $46,000 as well as an increase in sales of its diagnostic products for infectious diseases and drugs of abuse, as well as several other similar testing products of approximately $150,000. These gains were primarily the result of increased customer demand. However, these gains were offset by an approximately $794,000 decline in international sales of the Company's OEM family planning products and an increase in the sales allowance of approximately $154,000. The decrease in sales of the Company's OEM family planning products was due principally to the acquisition of TCPI's primary customer by another major pharmaceutical company and its delayed impact on marketing relationships with independent distributors worldwide. This acquisition also served to cancel the marketing and distribution agreement for certain of the Company's diagnostic tests in Latin America that resulted in anticipated product sales not being realized. The increase in sales allowance was due to the Company's continued penetration of the retail pharmacy market.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

         Net Loss. The Company posted a pre-tax net loss in 1998 of $9.8 million, which increased from a pre-tax net loss in 1997 of $7.1 million primarily due to higher than planned operating expenses related to the scale-up of manufacturing, research and development, and facility expansion which combined with lower than anticipated product sales. The Company had a net loss attributable to common stockholders of $10.9 million in 1998 as compared to a net loss attributable to common stockholders of $4.5 million in 1997. This difference was largely impacted by the above expenses with the non-cash income tax benefit of $2.6 million recorded in 1997 but not in 1998 as well as the accrued dividend and accretion to redemption value of $1 million related to the issuance of redeemable preferred stock in 1998.

Financial Condition

         The Company had cash and investments of $4.0 million at December 31, 1999, as compared to $10.3 million at December 31, 1998. Working capital at December 31, 1999 was $6.0 million, as compared to $14.7 million at December 31, 1998. The Company had current assets of $8.4 million and common stockholders' equity of $ 8.0 million at December 31, 1999. This compares to current assets of $15.5 million and common stockholders' equity of $22.4 million at December 31, 1998. These decreases in working capital and current assets were due primarily to the Company's use of cash to fund its operations.

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

         In 1998, the Company issued 15,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock is convertible into the Company's common stock at an exchange ratio based on the market price of the Company's Common Stock and is also redeemable at the option of the holder under certain circumstances. During 1999, the holder of the Preferred Stock converted 3,350 shares of Preferred Stock into 4,528,228 shares of Common Stock. Through March 14, 2000, the holder of the Preferred Stock converted an additional 8,650 shares of Preferred Stock into 14,828,021 additional shares of Common Stock. As of March 14, 2000, the Company had 2,700 shares of its Preferred Stock outstanding. Based upon the terms of the Preferred Stock, as of March 14, 2000 the outstanding shares of Preferred Stock would be convertible into 2,935,000 shares of Common Stock. In accordance with the terms of the Preferred Stock, upon the occurrence of any Mandatory Redemption Event (including, if the Company's Common Stock is delisted from the Nasdaq National Market, and such delisting continues for 10 days), then the holders of the Preferred Stock shall have the right to require that the Company redeem all outstanding shares of Preferred Stock for an amount equal to the greater of (i) 120% of the stated value of the shares plus any accrued dividends or (ii) the value of the Common Stock into which such shares of Preferred Stock were convertible (calculated in accordance with the provisions of the Preferred Stock). As of March 14, 2000, the Company was in compliance with Nasdaq National Market listing requirements and the issue of redemption was not applicable. In order to maintain its listing on the Nasdaq National Market, the Company, unless it receives a waiver, must meet a variety of requirements, including (1) net tangible assets of $4.0 million, (2) a minimum bid price of $1.00 per share and (3) shares having a market capitalization of at least $5.0 million must be publicly traded. If the Company is unable to meet the requirements for continued listing and is unable to receive a waiver, then Nasdaq could delist the Common Stock and the Company could be required to redeem the outstanding shares of Preferred Stock. In addition, any such delisting of the Common Stock could have a material adverse effect on the Company's ability to secure additional financing on favorable terms or at all.

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

                                December 31, 1999

                                    Contents

Report of Independent Certified Public Accountants...............................................................30

Audited Consolidated Financial Statements

Consolidated Balance Sheets......................................................................................31
Consolidated Statements of Operations............................................................................32
Consolidated Statements of Redeemable Preferred Stock and Common Stockholders' Equity............................33
Consolidated Statements of Cash Flows............................................................................35
Notes to Consolidated Financial Statements.......................................................................36

               Report of Independent Certified Public Accountants

Board of Directors
Technical Chemicals and Products, Inc.

We have audited the accompanying consolidated balance sheets of Technical Chemicals and Products, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable preferred stock and common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

                                                       /s/ ERNST & YOUNG LLP



Miami, Florida
March 3, 2000, except for
the fourth and fifth paragraphs of Note 9
as to which the date is March 29, 2000

             Technical Chemicals and Products, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                    (Amounts in thousands, except share data)

                                                               December 31
                                                            1999        1998
                                                           --------    --------

Assets
Current assets:
   Cash and cash equivalents                               $  1,447    $  5,207
   Investments                                                2,540       5,048
   Accounts receivable, net                                   1,163       1,605
   Inventory                                                  2,036       2,550
   Due from related parties                                     686         836
   Other                                                        486         210
                                                           --------    --------
Total current assets                                          8,358      15,456

Property and equipment, net                                   2,096       2,503
Patents and trademarks, net                                  11,256      12,190
Goodwill, net                                                 1,807       1,979
Deferred tax asset, net                                          --       4,140
Other assets                                                     71         101
                                                           --------    --------
Total assets                                               $ 23,588    $ 36,369
                                                           ========    ========


Liabilities, redeemable preferred stock and common
   stockholders' equity
Current liabilities:
   Accounts payable                                        $    988    $    390
   Accrued expenses                                           1,360         323
                                                           --------    --------
Total current liabilities                                     2,348         713
Deferred revenue                                                812          --
Other liabilities                                                --         169
Redeemable preferred stock, $.001 par value:
     authorized shares--25,000,000;
     11,350 and 14,700 shares of Series A 6%
       cumulative convertible issued and
       outstanding  in 1999 and 1998, respectively           12,457      13,131
Common stock, $.001 par value:
     authorized shares--100,000,000;
     Issued and outstanding shares--14,541,544 in
       1999 and 10,006,316 in 1998                               15          10
   Additional paid-in capital                                41,638      40,697
   Accumulated deficit                                      (33,682)    (18,351)
                                                           --------    --------
Total common stockholders' equity                             7,971      22,356
                                                           --------    --------
Total liabilities, redeemable preferred stock and common
   stockholders' equity                                    $ 23,588    $ 36,369
                                                           ========    ========
See accompanying notes.

             Technical Chemicals and Products, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                    (Amounts in thousands, except share data)

                                                                  Year ended December 31
                                                          1999              1998             1997
                                                       ------------    ------------    ------------

Net sales                                              $      5,432    $      5,442    $      6,194
Cost of sales                                                 3,606           3,054           3,417
                                                       ------------    ------------    ------------
Gross profit                                                  1,826           2,388           2,777

Research and development contract revenue                       470             585             423

Operating expenses:
   Selling, general and administrative                        7,534           7,672           6,102
   Litigation                                                 2,692           1,137             473
   Research and development                                   1,724           2,787           2,726
   Depreciation and amortization                              1,927           1,860           1,742
                                                       ------------    ------------    ------------
                                                             13,877          13,456          11,043
                                                       ------------    ------------    ------------
Loss from operations                                        (11,581)        (10,483)         (7,843)

Other income (expense):
   Interest income                                              397             672             731
   Interest expense                                             (15)            (16)            (14)
                                                       ------------    ------------    ------------
Loss before income taxes                                    (11,199)         (9,827)         (7,126)
Income tax (expense) benefit                                 (4,140)             --           2,637
                                                       ------------    ------------    ------------
Net loss                                                    (15,339)         (9,827)         (4,489)

Accrued dividends and accretion to redemption
   value of redeemable convertible preferred stock           (2,917)         (1,030)             --
                                                       ------------    ------------    ------------
Net loss attributable to common stockholders           $    (18,256)   $    (10,857)   $     (4,489)
                                                       ============    ============    ============

Basic and diluted net loss per common share            $      (1.64)   $      (1.09)   $       (.45)
                                                       ============    ============    ============

Weighted average number of common shares outstanding     11,122,414       9,996,951       9,992,066
                                                       ============    ============    ============

See accompanying notes.

             Technical Chemicals and Products, Inc. and Subsidiaries
              Consolidated Statements of Redeemable Preferred Stock
                        and Common Stockholders' Equity

                    (Amounts in thousands, except share data)

                                     Redeemable Preferred Stock       Common Stock
                                    ---------------------------- -----------------------  Additional
                                      Number of                  Number of                  Paid-In      Accumulated
                                        Shares       Amount      Shares          Amount     Capital        Deficit         Total
                                    ------------------------------------------------------------------------------------------------

Balance at January 1, 1997               --    $        --      9,938,634    $        10   $    39,608    $    (3,924) $    35,694
   Comprehensive loss:
      Net loss                           --             --             --             --            --         (4,489)      (4,489)
     Other comprehensive
       loss, net of tax -
       unrealized losses on
       investments, net                  --             --             --             --            --            (46)         (46)
                                                                                                                            ------
   Comprehensive loss                    --             --             --             --            --             --       (4,535)
   Shares issued upon
     exercise of warrants                --             --         76,402             --           199             --          199
                                -----------    -----------    -----------    -----------   -----------    -----------  -----------
Balance at December 31, 1997             --             --     10,015,036             10        39,807         (8,459)      31,358
   Comprehensive loss:
      Net loss                           --             --             --             --            --         (9,827)      (9,827)
     Other comprehensive
       loss, net of tax -
       unrealized losses on
       investments, net                  --             --             --             --            --            (65)         (65)
                                                                                                                            ------
   Comprehensive loss                    --             --             --             --            --             --       (9,892)
   Issuance of Series A
     preferred stock, net of
     issuance costs of $640          15,000         12,409             --             --         1,091             --        1,091
   Issuance of 150,000
     warrants with Series A
     preferred stock                     --             --             --             --           860             --          860
   Accrued dividends on
     Series A preferred stock            --            557             --             --          (557)            --         (557)
   Accretion to redemption
     value of Series A
     preferred stock                     --            473             --             --          (473)            --         (473)
   Purchase of common stock              --             --        (87,961)            --          (339)            --         (339)
   Conversion of preferred
     stock to common stock             (300)          (308)        79,241             --           308             --          308
                                -----------    -----------    -----------    -----------   -----------    -----------  -----------
Balance at December 31, 1998         14,700    $    13,131     10,006,316    $        10   $    40,697    $   (18,351) $    22,356

                            (continued on next page)

             Technical Chemicals and Products, Inc. and Subsidiaries
              Consolidated Statements of Redeemable Preferred Stock
                        and Common Stockholders' Equity

                                                   (Amounts in thousands, except share data)

                                  Redeemable Preferred Stock     Common Stock
                                 ---------------------------  -----------------        Additional
                                     Number of              Number of                   Paid-In     Accumulated
                                       Shares     Amount     Shares        Amount       Capital       Deficit         Total
                                   ------------------------------------ -----------------------------------------------------------
Balance at December 31, 1998       14,700    $   13,131    10,006,316   $       10   $   40,697    $  (18,351)   $   22,356

   Comprehensive loss:
      Net loss                         --            --            --           --           --       (15,339)      (15,339)
     Other comprehensive
       loss, net of tax -
       unrealized gains on
       investments, net                --            --            --           --           --             8             8
                                                                                                                    -------
   Comprehensive loss                  --            --            --           --           --            --       (15,331)
   Accrued dividends on
     Series A preferred
     stock                             --           799            --           --         (799)           --          (799)
   Accretion to redemption
     value of Series A
     preferred stock                   --         2,118            --           --       (2,118)           --        (2,118)
   Conversion of preferred
     stock to common stock         (3,350)       (3,591)    4,528,228            5        3,586            --         3,591
   Shares issued to
     directors and
      employee                         --            --         7,000           --           10            --            10
   Issuance of 400,000
     warrants for services             --            --            --           --          262            --           262
                               ----------    ----------    ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1999       11,350    $   12,457    14,541,544   $       15   $   41,638    $  (33,682)   $    7,971
                               ==========    ==========    ==========   ==========   ==========    ==========    ==========


See accompanying notes.

             Technical Chemicals and Products, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                             (Amounts in Thousands)

                                                               Year ended December 31
                                                             1999        1998       1997
                                                           --------    --------    --------
Operating activities
Net loss                                                   $(15,339)   $ (9,827)   $ (4,489)
Adjustments to reconcile net loss to net cash used by
   operating activities:
     Income tax expense (benefit)                             4,140          --      (2,637)
     Depreciation                                               476         484         399
     Amortization                                             1,451       1,376       1,343
     Changes in operating assets and liabilities:
       Accounts receivable                                      442         450         123
       Inventory                                                514        (698)       (812)
       Other current assets                                     (14)         16         264
       Change in other assets and liabilities                  (139)         (9)         (4)
       Accounts payable and accrued expenses                  1,635      (1,356)        409
       Deferred revenue                                         812          --          --
                                                           --------    --------    --------
Net cash used by operating activities                        (6,022)     (9,564)     (5,404)

Investing activities
Purchases of property and equipment                            (328)       (344)       (697)
Due from related party                                          150        (836)         --
Purchases of investments                                     (6,747)     (5,080)     (2,000)
Proceeds from sales of investments                            9,263       3,988       9,626
Investment in patents and intangible assets                     (86)       (294)        (15)
                                                           --------    --------    --------
Net cash provided by (used in) investing activities           2,252      (2,566)      6,914

Financing activities
Net proceeds from issuance of common stock                       10          --          --
Net proceeds from issuance of redeemable preferred
  stock                                                          --      14,360          --
Proceeds from stock options or warrants exercised                --          --         199
Purchase of common stock                                         --        (339)         --
                                                           --------    --------    --------
Net cash provided by financing activities                        10      14,021         199
                                                           --------    --------    --------
Net (decrease) increase in cash and cash equivalents         (3,760)      1,891       1,709
Cash and cash equivalents at beginning of year                5,207       3,316       1,607
                                                           --------    --------    --------
Cash and cash equivalents at end of year                   $  1,447    $  5,207    $  3,316
                                                           ========    ========    ========

Supplemental information
Cash paid during the year for interest                     $     15    $     16    $     14
                                                           ========    ========    ========
Significant non-cash transactions
Issuance of warrants for future services                   $    262    $     --    $     --
                                                           ========    ========    ========

See accompanying notes.

             Technical Chemicals and Products, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1999

1. Organization

Operations

Technical Chemicals and Products, Inc. and its subsidiaries (the Company) are principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and other point of care locations throughout the world. The Company's medical diagnostic products employ its patented and proprietary membrane-based technology. In addition to its ongoing diagnostics business, the Company is involved in the commercialization of transdermal technologies and skin permeation enhancers.

Basis of Presentation

Throughout 1997, 1998 and 1999, the Company continued to experience recurring operating losses and negative cash flows from operations. The Company's operating losses have in large part been due to the inability of the Company's current product portfolio to support its operating costs, including those related to the development of the Company's future products. In addition, significant costs were incurred during 1998 and 1999 relating to ongoing litigation involving the Company (refer to Note 9, Commitments and Contingencies).

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

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Valuation of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. When evaluating groups of assets, management evaluates them at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. If the sum of the undiscounted cash flows is less than the carrying amount of the assets or groups assets, an impairment loss will be recognized in the consolidated statement of operations. The impairment loss, if any, would be measured as the amount by which the carrying amount of the asset or group of assets exceeds the fair value of the assets. The Company does not believe that any impairment has occurred as of December 31, 1999, 1998, and 1997.

Revenue Recognition

Revenues are recognized when a product is shipped and the risk of ownership transfers. Product returns are permitted only in limited circumstances and are estimated and reflected as adjustments to current period sales.

Payments received in advance of shipment of products are recognized as deferred revenue in the consolidated balance sheets until the related products are shipped, the risk of ownership transfers and all contractual obligations have been met.

Research and development contract revenue is recognized when the Company has fulfilled its obligations in accordance with the provisions of the contractual arrangements and collectibility is reasonably assured.

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

 Accounting for Stock Based Compensation (continued)

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

Dividends and Net Loss Per Common Share

Basic and diluted net loss per common share is calculated using the weighted average number of common shares outstanding during the respective periods. Potential common stock relating to options, warrants and convertible preferred stock is not included in the computation of diluted net loss per common share in 1999, 1998 and 1997 as its effect is antidilutive. At December 31, 1999, approximately 31,151,000 shares of potentially issuable common stock relating to options, warrants and convertible preferred stock (estimated based on the current conversion rate) were excluded from the calculation of diluted net loss per share, since their effect is antidilutive. In 1999 and 1998, net loss per common share reflects the effect of accrued dividends related to the Series A convertible preferred stock and accretion to the redemption value of the Series A convertible redeemable preferred stock.

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

4. Details of Balance Sheet

Details of selected balance sheet accounts at December 31 are as follows (in thousands):

                                                         1999            1998
                                                       --------        --------
Accounts receivable:
   Accounts receivable                                 $  1,481        $  1,680
   Allowance for doubtful accounts                         (318)            (75)
                                                       --------        --------
                                                       $  1,163        $  1,605
                                                       ========        ========
Inventories:
   Raw materials and supplies                          $  1,807        $  1,828
   Work in process                                            4             234
   Finished goods                                           225             488
                                                       --------        --------
                                                       $  2,036        $  2,550
                                                       ========        ========
Property and equipment:
   Furniture, fixtures and equipment                   $  3,766        $  3,191
   Real property                                             --             217
   Leasehold improvements                                   174             907
                                                       --------        --------
                                                          3,940           4,315
   Accumulated depreciation                              (1,844)         (1,812)
                                                       --------        --------
                                                       $  2,096        $  2,503
                                                       ========        ========
Patents and trademarks:
   Patents and trademarks                              $ 15,403        $ 15,317
   Accumulated amortization                              (4,147)         (3,127)
                                                       --------        --------
                                                       $ 11,256        $ 12,190
                                                       ========        ========
Goodwill:
   Goodwill                                            $  2,494        $  2,494
   Accumulated amortization                                (687)           (515)
                                                       --------        --------
                                                       $  1,807        $  1,979
                                                       ========        ========

Accrued Expenses:
  Litigation costs                                     $    737        $    119
  Rent                                                      231              --
  Insurance                                                 126              10
  Vacation                                                   45              47
  Unmatched inventory receipts                               --              61
  Other                                                     221              86
                                                       --------        --------
                                                       $  1,360        $    323
                                                       ========        ========

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

5. Investments

Investments consist of the following (in thousands):

                                                               Gross
                                                         Unrealized       Fair
                                              Cost       Gains (Losses)   Value
                                             -------     -------------   -------

December 31, 1999
U.S. Corporate bond                          $   210       $    (1)      $   209
U.S. Government agency bonds                   2,363           (32)        2,331
                                             -------       -------       -------
                                             $ 2,573       $   (33)      $ 2,540
                                             =======       =======       =======
December 31, 1998

U.S. Corporate bonds                         $ 3,973       $   (36)      $ 3,937
U.S. Government agency bond                    1,107             4         1,111
                                             -------       -------       -------
                                             $ 5,080       $   (32)      $ 5,048
                                             =======       =======       =======

The contractual maturity of investments at December 31, 1999, is as follows (in thousands):

                                                                           Fair
                                                            Cost          Value
                                                           ------         ------
Due within one year                                        $1,183         $1,189
Due between one year and five years                         1,390          1,351
                                                           ------         ------
                                                           $2,573         $2,540
                                                           ======         ======

6. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31 are as follows (in thousands):

                                          1999            1998            1997
                                        -------          -----          -------
Current                                 $    --          $  --          $    --
Deferred                                  4,140             --           (2,637)
                                        -------          -----          -------
Total                                   $ 4,140          $  --          $(2,637)
                                        =======          =====          =======

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (continued)

Significant components of the Company's deferred tax assets (liabilities) as of December 31 are as follows (in thousands):

                                                        1999              1998
                                                      --------         --------
Net operating losses                                  $ 11,870         $  8,462
Deferred revenue                                           310               --
Environmental reserve                                      191               --
Depreciation and amortization                               30              (44)
Allowance for doubtful accounts                            121               29
Other                                                      146               42
                                                      --------         --------
Net deferred tax asset                                  12,668            8,489
Valuation allowance                                    (12,668)          (4,349)
                                                      --------         --------
Net deferred taxes                                    $     --         $  4,140
                                                      ========         ========

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, including tax planning strategies that are prudent and feasible that the Company would implement, management has determined that a valuation allowance of approximately $12,668,000 and $4,349,000 at December 31, 1999 and 1998, respectively, is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. In light of the further accumulation of operating losses, the continued increase in the magnitude of the operating losses, and the resulting decrease in liquid assets to fund future operations, at December 31, 1999, management no longer believed that the tax planning strategies, which were the basis for the net deferred tax assets at December 31, 1998, were feasible or prudent. At December 31, 1999, the Company has available net operating loss carryforwards of approximately $12,562,000 relating to years prior to 1998, which expire in the years 2010 through 2012, and net operating loss carryforwards of approximately $18,503,000 relating to the years ended December 31, 1999 and 1998 which expire in years 2018 and 2019.

The reconciliation of the expected income tax expense (benefit) with the actual income tax expense (benefit) reported for the years ended December 31 computed on loss before income taxes at federal statutory rates is as follows:

                                            1999         1998         1997
                                           ------       ------       ------
Tax at federal statutory rate               (34.0)%      (34.0)%      (34.0)%
State and local income taxes,
   net of federal tax benefit                (4.2)        (4.2)        (4.1)
Nondeductible items                            .5           .2           .1
Change in valuation allowance                74.3         38.4         --
Other                                          .4          (.4)         1.0
                                           ------       ------       ------
Total                                        37.0%          -- %      (37.0)%
                                           ======       ======       ======

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

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

8. Sales and Significant Customers

The Company had a nonexclusive worldwide marketing and distribution agreement with Boehringer Mannheim Italia ("BMI") for its family planning diagnostic products from 1992 to 1998. Following the acquisition of Boehringer Mannheim by Roche Holdings AG (Roche), domiciled in Switzerland, the Company established a new agreement during 1998 with Roche whereby the Company directly supplies its finished and packaged family planning products to both corporate Roche distributors and independent distributors around the world. A significant part of the Company's business is dependent upon Roche. During the years ended December 31, 1999, 1998 and 1997, Roche accounted for approximately 31% and 33% of sales and BMI accounted for approximately 50% of sales, respectively. As of December 31, 1999 and 1998, accounts receivable from Roche were approximately $143,000 and $630,000, respectively.

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

During the year ended December 31, 1999, a significant portion of the Company's business was dependent on an international customer, LVMH Moet Hennessy Louis Vuitton, Inc. (LVMH), domiciled in France. During the year ended December 31, 1999, LVMH accounted for approximately 13% of sales. As of December 31, 1999, accounts receivable from LVMH were approximately $709,000.

Other than the foreign customers noted in the paragraphs above, other foreign customers collectively accounted for no more than 5% of annual sales. A summary of the Company's sales by product line is as follows:

                                                   1999        1998       1997
                                                   ----        ----       ----
Point of care medical diagnostic products           82%        96%         96%
Skin permeation enhancers                           13          -           -
Other                                                5          4           4
                                                   ---         ---        ---
                                                   100%        100%       100%
                                                   ===         ===        ===
9. Commitments and Contingencies

Leases

The Company leases its operating facilities under operating leases expiring in October 2003. Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was approximately $758,000, $660,000 and $618,000, respectively.

At December 31, 1999, future minimum rentals, subject to cost-of-living adjustments, are approximately as follows (in thousands):

         2000                                                   $   342
         2001                                                       353
         2002                                                       364
         2003                                                       312
                                                                -------
                                                                 $1,371
                                                                =======

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

In August 1999, the U.S. District Court for the Northern District of California confirmed an arbitration award against the Company in favor of Hooper & Associates, Inc. for approximately $198,000. Gary Hooper was the president and chief operating officer of Pharma Patch, PLC. The Company acquired certain assets of Pharma Patch, PLC in November 1995. The arbitration award found that Hooper & Associates was entitled to that amount pursuant to an employment agreement between Hooper & Associates and Pharma Patch, PLC. However, Hooper & Associates must enforce its claim in Florida. Enforcement of the arbitration award has been stayed by a Florida court while the Company is pursuing certain claims against Mr. Hooper and Hooper & Associates related to his actions as an employee of Pharma Patch, PLC. The Florida court has scheduled a hearing for May 11, 2000 to hear arguments

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

9. Commitments and Contingencies (continued)

Litigation (continued)

by the parties on a continuation of the stay. At this time, it is not possible to estimate the ultimate loss, if any, related to the resolution of these matters and therefore no accrual for loss has been recorded as of December 31, 1999.

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

10. Redeemable Preferred Stock

In May 1998, the Company adopted Amended and Restated Articles of Incorporation designating 16,200 shares of the authorized preferred stock as Series A Convertible Preferred Stock (Preferred Stock) with a stated value of $1,000 per share. The conversion features of the Preferred Stock are described below, and under certain circumstances it is redeemable at the option of the holder.

On May 18, 1998, the Company issued to a single institutional investor 15,000 shares of Preferred Stock and warrants to purchase 150,000 shares of the Company's common stock and received proceeds of approximately $14,360,000, net of offering costs of approximately $640,000. The conversion price of the Preferred Stock was established at 92% of the market price of the common stock on the conversion date up to a maximum of $11.89 per share, with the possible exception described in the following paragraph. The warrants are exercisable at $11.89 per share. The Preferred Stock must be converted and the warrants can be converted at any time during the five-year period that commenced on May 18, 1998, with the possible exceptions described in the following paragraph. The Preferred Stock earns dividends at the rate of 6% per year which accumulate and increase the conversion value of the Preferred Stock.

If, on the conversion date, the closing price of the common stock is below $9.51, then the conversion price equals 115% of the market price at that time. In this situation, the Company has the right, but not an obligation, to redeem the Preferred Stock for cash in an amount equal to the value of the common stock on the conversion date which otherwise would have been issued to the holders of the Preferred Stock. The Company also has the right, but not an obligation, to convert the Preferred Stock into Convertible Notes Payable (the Notes) which would modify the conversion terms, bear interest at 10%, and mature three years from the date of issue. The holder of the Notes can convert them at any time during the three year period to maturity or can hold them to maturity and redeem them for a cash payment equal to the principal amount plus accrued interest. Additionally, if certain mandatory redemption events occur as defined in the Amended and Restated Articles of Incorporation, the holder of any outstanding shares of preferred stock has the right to require the Company to redeem those shares at the stated redemption value.

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

10. Redeemable Preferred Stock (continued)

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

11.  Common Stockholders' Equity

During the year ended December 31, 1999, the Company issued 400,000 warrants to an investment banking company in exchange for consulting services related to corporate finance and other financial services matters. The warrants are for a term of five years and 200,000 of the warrants have an exercise price of $1.19, 100,000 of the warrants have an exercise price of $2.00, and 100,000 of the warrants have an exercise price of $3.00. The warrants and a related deferred expense were recorded at $262,000, which represents the estimated fair market value of the warrants at the date of issuance. The deferred expense is being amortized on a straight-line basis over the three year term of the related consulting agreement. Selling, general, and administrative expense includes approximately $58,000 related to the amortization of these warrants during the year ended December 31, 1999.

During 1996, the Company issued 15,000 shares of common stock in lieu of rent for a warehouse facility. The 15,000 shares of common stock had a fair market value of $225,000 at the date of issuance, which was amortized to rent expense on a straight-line basis over the three year term of the lease. During 1999, due to a decrease in the value of the Company's common stock, an additional agreement was reached with the lessor whereby the Company agreed to issue approximately 169,000 additional shares of common stock with a fair market value of approximately $207,000 at the date of the agreement, and a liability was recorded for the fair value of the shares to be issued. These shares were issued in February, 2000. The approximately $207,000 of rent expense associated with the additional agreement was included in rent expense over the remaining term of the rental agreement, which ended during the year ended December 31, 1999.

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

11. Common Stockholders' Equity (continued)

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

The following table summarizes information relative to the Company's options granted under the Plan:

                                                                    Weighted
                                                                     Average
                                                      Options    Exercise Price
                                                      --------   --------------

Outstanding at January 1, 1997                         112,500      $   14.90
Granted                                                160,500           9.73
Canceled                                               (24,000)         15.00
                                                      --------      ---------

Outstanding at December 31, 1997                       249,000          11.56
Granted                                                126,600           7.25
Canceled                                               (13,600)         12.70
                                                      --------      ---------

Outstanding at December 31, 1998                       362,000          10.01
Granted                                                410,800           1.11
Canceled                                              (119,766)         11.04
                                                      --------      ---------
Outstanding at December 31, 1999                       653,034      $    4.22
                                                      ========      =========

Exercisable at December 31, 1999                       189,484      $   10.58
                                                      ========      =========

Weighted-average fair value of options granted
   under the Plan during 1999                         $    .73
                                                      ========

             Technical Chemicals and Products, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

11.  Common Stockholders' Equity (continued)

The Company has also granted options (not under the Plan) as incentives to executives and independent contractors who have performed services for the Company. The following table summarizes information relative to the Company's options not issued under the Plan:
                                                                 Weighted
                                                                  Average
                                                Options        Exercise Price
                                               --------        --------------

Outstanding at January 1, 1997
Granted                                          652,000          $   14.61
Canceled                                           6,000              12.40
Exercised                                        (30,000)             15.00
                                                --------          ---------

Outstanding at December 31, 1997                 628,000              14.57
Granted                                            4,000              10.38
Canceled                                         (74,000)             13.03
                                                --------          ---------

Outstanding at December 31, 1998                 558,000              14.75
Granted                                          133,000               1.10
Canceled                                         (22,600)              2.35
                                                --------          ---------

Outstanding at December 31, 1999                 668,400          $   12.45
                                                ========          =========

Exercisable at December 31, 1999                 633,400          $   13.10
                                                ========          =========

Weighted-average fair value of
   options (not under the Plan)
   granted during 1999                          $  .49
                                                ======

The vesting periods for options outstanding not issued under the company's stock option plan at December 31, 1999 range from immediate vesting to vesting three years from the date of grant with expiration terms ranging from five to ten years.

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

11.  Common Stockholders' Equity (continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (amounts in thousands, except per share amounts):

                                                 1999        1998        1997
                                               --------    --------    --------

Pro forma net loss                             $(16,191)   $(10,606)   $ (4,876)
Accrued dividends on and accretion to
   redemption value of redeemable
   convertible preferred stock                   (2,917)     (1,030)         --
                                               --------    --------    --------
Pro forma net loss attributable to
   common stockholders                         $(19,108)   $(11,636)   $ (4,876)
                                               ========    ========    ========
Pro forma net loss per
   common share                                $  (1.72)   $  (1.16)   $   (.49)
                                               ========    ========    ========

The weighted-average remaining contractual life of options is 6.2 years.

Shares of common stock reserved for future issuance at December 31, 1999 are as follows:

         Options                                                1,468,400
         Warrants                                                 588,844
                                                                ---------
                                                                2,057,244
                                                                =========

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


NAME                                            AGE      POSITION                               DIRECTOR SINCE
Jack L. Aronowitz                               59       Chairman, President and Chief          1992
                                                         Technical Officer (Class I - term
                                                         expiring in 2002)

Elliott Block, Ph.D.                            54       Chief Executive Officer and Director   1999
                                                         (Class III - term expiring 2001)

Noel Buterbaugh(1)(2)(3)                        66       Director (Class I - term expiring in   1998
                                                         2002)


Martin Gurkin, Ph.D.(1)(2)(3)                   67       Director (Retired as Senior Vice       1996
                                                         President and Chief Operating
                                                         Officer effective March 5, 1999)
                                                         (Class III - term expiring in 2001)

Clayton Rautbord(1)(2)(3)                       72       Director (Class II - nominee for a     1996
                                                         term expiring in 2003)

Stanley M. Reimer, Ph.D. (1)(2)(3)              69       Director (Class II - nominee for a     1998
                                                         term expiring in 2003)

Jay E. Eckhaus                                  55       Vice President, General Counsel and
                                                         Secretary

Robert M. Morrow                                62       Vice President of Sales and Marketing

Walter V. Usinowicz, Jr.                        52       Vice President of Finance and Chief
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

                                    PART III

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

                                    PART III

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

                                    PART III

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

         The Company's Board of Directors has three standing committees: the Audit Committee, the Compensation and Stock Option Committee and the Board Organization and Governance Committee. All such Committees consisted of non-employee directors Dr. Harrigan (until September 1999), Mr. Rautbord, Mr. Buterbaugh and Mr. Reimer. Dr. Gurkin replaced Dr. Harrigan as member of such Committees upon her resignation.

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

         The Compensation and Stock Option Committee held three meetings during the year ended December 31, 1999. The primary functions of the Compensation and Stock Option Committee are to review and approve the Company's compensation policies and practices, to propose compensation levels for executive officers and other key employees and to administer the Company's Amended and Restated 1992 Stock Option Plan the ("Plan").

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

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                                                           COMPENSA-
                                                                                           TION
                                                   ANNUAL COMPENSATION                     AWARDS
                                                                                         -----------
                                                                                         Securities
Name and Principal                                                     Other Annual      Underlying       Other
  Position                    Year(a)     Salary($)       Bonus($)     Compensation($)     Options(#)     Compensation
  --------                    -------     ---------       --------     ---------------     ----------     ------------
Jack L. Aronowitz              1999       $167,512          --         $ 13,267(b)            --
    President, Chief           1998        160,864          --           13,076(b)            --
    Technical Officer, and     1997        151,938          --           24,644(b)            --
    Chairman of the Board

Elliott Block, Ph.D.           1999        106,298          --              988(b)       250,000
    Chief Executive            1998            (a)          --                  --            --
    Officer and Director       1997            (a)          --                  --            --

Jay E. Eckhaus                 1999        131,750          --            2,185(b)         5,000
    Vice President,            1998         97,116      18,750            1,113(b)        15,000
    General Counsel and        1997            (a)          --                  --            --
    Secretary

Robert M. Morrow               1999        114,250          --            2,638(b)        30,000
    Vice President of          1998            (a)          --                  --            --
    Sales and Marketing        1997            (a)          --                  --            --

Stuart R. Streger              1999         99,429          --            2,569(b)            --
     Vice President            1998        134,514      25,000            3,085(b)         1,000
     and Chief Financial       1997        127,625      35,000            2,216(b)        11,000
     Officer (Through
     September 1999)

-------------------
(a)  Not employed by the Company at that time.
(b)  Includes the cost of an automobile and/or health insurance.

                                    PART III

STOCK OPTION GRANTS AND EXERCISES; LONG-TERM INCENTIVE PLANS IN 1999

         The following table sets forth the stock options granted to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 1999.

                                  OPTION GRANTS

                                                                                                     POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED ANNUAL
                                                                                                     RATES OF STOCK PRICE
                                                                                                    APPRECIATION FOR OPTION
                                                                                                            TERM(a)
                            NUMBER OF
                            SECURITIES       PERCENT OF TOTAL
NAME                        UNDERLYING      OPTIONS GRANTED TO      EXERCISE
                             OPTIONS       EMPLOYEES IN FISCAL     PRICE PER     EXPIRATION DATE      5% ($)       10% ($)
                            GRANTED(#)             YEAR           SHARE ($/SH)
------------------------ ----------------- --------------------- --------------- ----------------- ------------- ------------

Elliott Block, Ph.D.              250,000                59.41%          $1.250           5/10/09      $196,530     $498,045

Jay E. Eckhaus                      5,000                 1.19%          $0.438          11/04/09        $1,377       $3,490

Robert M. Morrow                   10,000                 2.38%          $1.375           2/15/05        $4,676      $10,609

                                   10,000                 2.38%          $1.375           2/15/06        $5,598      $13,045

                                   10,000                 2.38%          $1.375           2/15/07        $6,565      $15,724

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

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

                          FISCAL YEAR-END OPTION VALUES

                              SHARES                                                                 VALUE OF UNEXERCISED
NAME                        ACQUIRED ON         VALUE        NUMBER OF SECURITIES UNDERLYING        IN-THE-MONEY OPTIONS AT
                            EXERCISE(#)      REALIZED($)    UNEXERCISED OPTION AT YEAR-END(#)           YEAR-END($)(1)
                                                              EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
------------------------- ---------------- ---------------- ---------------- -------------------- ---------------- -----------------

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

                                    PART III

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

EMPLOYMENT CONTRACTS

         The Company entered into an employment agreement with Jack L. Aronowitz, as of January 1, 1993, as amended on September 27, 1996 and October 9, 1998, pursuant to which Mr. Aronowitz serves as President of the Company. The agreement provides that Mr. Aronowitz receive: (i) a current base salary of $175,900, increased annually by 5%; and (ii) an annual bonus of 5% of the Company's consolidated pre-tax income. The agreement also provides that Mr. Aronowitz is entitled to health insurance, a car allowance of $10,000 per year, other fringe benefits, and, at the Board's discretion, further bonuses and reimbursement for various expenses. In addition, the agreement prohibits Mr. Aronowitz (i) during and after the term of the agreement, from disclosing confidential information relating to the Company and (ii) during the term of the agreement and for a period of two years after termination thereof, from competing with the Company anywhere in the United States where the Company is engaged in business or has evidenced an intention to engage in business. Notwithstanding the foregoing, if Mr. Aronowitz's employment is terminated by the Company for any reason other than Mr. Aronowitz having engaged in any material act of dishonesty, disloyalty, negligence and/or fraud which is, or may be, damaging to the Company's business, the Company must pay Mr. Aronowitz two times his then base salary plus an amount equal to two times the last bonus paid to or accrued for him pursuant to the agreement (three times base salary plus bonus in the event of termination following a "change of control," as defined in the agreement).

         The Company entered into an employment agreement with Elliott Block, Ph.D., dated September 10, 1999, pursuant to which Dr. Block serves as a Chief Executive Officer of the Company. The agreement provides that Dr. Block receive:
(i) a current base salary of $173,250, increased annually by a minimum of 5%; and (ii) Upon achieving defined goals, an annual bonus of not less than $10,000 nor more than fifty per cent of Dr. Block's salary in effect for the period applicable to such Bonus Award; and an annual bonus equal to 3% of the Company's after tax net income not to exceed 50% of his base salary. Dr. Block is also entitled to a one-time bonus of $25,000 upon the attainment of certain net income goals. Upon execution of this agreement, the Company granted Dr. Block 240,000 Incentive Stock Options and 10,000 Non-Qualified Stock Options and made a loan to Dr. Block in the amount of $50,000, which shall be deemed repaid with respect to 50% of the amount due and owing on each of the first two anniversary dates of this agreement as long as Dr. Block remains an employee of the Company or is not terminated for cause (as defined). Dr. Block receives health insurance, other fringe benefits, and, at the Board of Directors' discretion, reimbursement for various expenses. In addition, the agreement prohibits Dr. Block from disclosing confidential information relating to the Company during the term of the agreement and for five years thereafter. The agreement further provides that if Dr. Block's employment is terminated by the Company without cause (as defined), if he is constructively discharged, or if he terminates his employment for good reason (as defined), the Company must pay Dr. Block the greater of the amounts due for the unexpired term of employment or two times his then base salary plus an amount equal to any bonuses paid or accrued to him during the 12 months prior to such termination. Dr. Block is also entitled to receive an amount equal to two times base salary plus two times bonuses paid or accrued in the last 12 months in the event of termination following a change of control (as defined). Notwithstanding the foregoing, if Dr. Block's employment is terminated due to the death or disability of Dr. Block, the Company must pay Dr. Block or to his estate an amount equal to two times his then base salary. Dr. Block is also a director of the Company.

                                    PART III

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

                                    PART III

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

Name and Address of Beneficial Owner(a)                             Amount and Nature of           Percent
                                                                   Beneficial Ownership(b)

Jack L. Aronowitz..........................................               4,607,316(c)             15.6%

Elliott Block, Ph.D........................................                  96,934(d)              *

Noel Buterbaugh............................................                  20,600(d)              *

Jay E. Eckhaus.............................................                  22,200(d)              *

Martin Gurkin, Ph.D........................................                  20,000(d)              *

Robert M. Morrow...........................................                  30,000(d)              *

Clayton L. Rautbord........................................                  24,200(d)              *

Stanley M. Reimer, Ph.D....................................                  23,600(d)              *

Stuart R. Streger..........................................                  33,200(d)              *

All directors and executive officers
as a group (9 persons).....................................                  4,878,050             16.5%

---------------------
*     Does not exceed one percent.

(a) The address of each of Messrs. Aronowitz, Block, Buterbaugh, Eckhaus, Gurkin, Morrow, Rautbord, and Reimer is c/o Technical Chemicals and Products, Inc., 3341 S.W. 15th Street, Pompano Beach, FL 33069.

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

                                    PART III

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

                  (2)      Financial Statement Schedules.


                     TECHNICAL CHEMICALS AND PRODUCTS, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                               December 31, 1999

                                                                  Additions
                                                       ----------------------------------
                                          Balance at        Charged to       Charged to
                                         Beginning          Costs and      Other Accounts    Deductions-      Balance at End
        Description                        Period           Expenses        - Describe        Describe          of Period
------------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
Year Ended December 31, 1999:
Allowance for doubtful accounts           $    75,000       $   280,419   $         -        $   37,419(1)      $   318,000
Tax Valuation Allowance                     4,349,325         8,318,575             -            -               12,667,900
                                      --------------------------------------------------------------------------------------
Total                                    $  4,424,325         8,598,994   $         -        $   37,419(1)       12,985,900
                                      ======================================================================================

Year Ended December 31, 1998:
Allowance for doubtful accounts           $    18,000       $   198,000   $         -        $  141,000(1)      $    75,000
Tax Valuation Allowance                       572,801         3,776,524             -            -                4,349,325
                                      --------------------------------------------------------------------------------------
Total                                     $   590,801      $  3,974,524   $         -        $  141,000(1)     $  4,424,325
                                      ======================================================================================

Year Ended December 31, 1997:
Allowance for doubtful accounts           $    18,000   $         -       $         -      $         -          $    18,000
Tax Valuation Allowance                       572,801             -                 -                -              572,801
                                      --------------------------------------------------------------------------------------
Total                                     $   590,801   $         -       $         -      $         -          $   590,801
                                      ======================================================================================


(1) Uncollected accounts written off, net of recoveries.

All other Financial Statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K
         (Continued)

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




10.19        *********   Employment Agreement dated May 27, 1999 between the Company and Robert M. Morrow.
21           *********   Subsidiaries of the Company.
             Filed
23           Herewith    Consent of Ernst & Young LLP.
27           *********   Financial Data Schedule.

             *           Incorporated by reference to Exhibits 10.2, 10.3 and 10.4 of the Company's Form 10-Q filed on
                         November 12, 1998.
             **          Incorporated by reference to the Exhibit of the same
                         number in the Company's Registration Statement on Form
                         SB-2 filed on October 28, 1994 (No. 33-85756).
             ***         Incorporated by reference to the Exhibit of the same number in Amendment No. 4 to the Company's
                         Registration Statement on Form S-1 filed on April 23, 1996 (No. 333-1272).
             ****        Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 21, 1998.
             *****       Incorporated by reference to the Exhibit of the same
                         number in the Company's Registration Statement on Form
                         S-1 filed on February 12, 1996 (No. 333-1272).
             ******      Incorporated by reference to the Exhibit of the same
                         number in Amendment No. 2 to the Company's Registration
                         Statement on Form S-1 filed on March 20, 1996.
             *******     Incorporated by reference to Exhibit 10.17 of the Company's
                         Form 10-Q filed on November 9, 1999.
             ********    Incorporated by reference to Exhibit A of Form 8-K filed on December 15, 1999.
             *********   Incorporated by reference to the exhibits of the same numbers of the Company's Form 10-K filed on March 30, 2000.

B.       Reports on Form 8-K

                  Report on Form 8-K filed on December 15, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TCPI, INC.


                               By:       /signed / Elliott Block, Ph.D
                                        ----------------------------------------
                                        Elliott Block, Ph.D
                                        President and Chief Executive Officer


                               Date:    November 1, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                                       Date


/signed / Elliott Block, Ph.D.                       Chief Executive Officer, President         November 1, 2000
---------------------------------------------        and Director (Principal Executive
Elliott Block, Ph.D.                                 Officer)



/signed / Walter V. Usinowicz, Jr                    Vice President of Finance and              November 1, 2000
---------------------------------------------        Chief Financial Officer (Principal
Walter V. Usinowicz, Jr.                             Financial Officer and Principal
                                                     Accounting Officer)

/signed / Noel Buterbaugh                            Director                                   November 1, 2000
---------------------------------------------
Noel Buterbaugh

/signed / Martin Gurkin                              Chairman of the Board                      November 1, 2000
---------------------------------------------
Martin Gurkin

/signed / Clayton Rautbord                           Director                                   November 1, 2000
---------------------------------------------
Clayton Rautbord

/signed / Stanley M. Reimer, Ph.D.                   Director                                   November 1, 2000
---------------------------------------------
Stanley M. Reimer, Ph.D.



Exhibit                                  Index to Exhibits
Number

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

10.4         *****       Stock Option Agreement between the Company and Martin Gurkin, Stuart R. Streger, Colin Morris,
                         Kathryn Harrigan, Clayton Rautbord and Stephen Dresnick.
10.6         **          Lease - Pompano Beach, Florida.
10.6.1       Filed
             Herewith    Business Lease Extension - Pompano Beach, Florida.
10.6.2       *****       Main Lease - Menlo Park, California; Sublease - Menlo Park.
10.6.3       *****       Assignment and Assumption of Sublease and Landlord's Consent Thereto between Menlo Business Park,
                         Patrician Associates, Inc., Flora, Inc. Pharma Patch PLC and Technical Chemicals and Products, Inc.
10.8         ***         Warrant Agreement between the Company and Jack L. Aronowitz.
10.8.1       *           Amended Employment Agreement dated October 9, 1998 between the Company and Jack L.
                         Aronowitz.
10.9         *           Employment Agreement dated October 9, 1998 between the Company and Jay E. Eckhaus.
10.14        *****       Letter Agreement between the Company and Redstone Securities, Inc. dated January 15, 1996.
10.15        ******      Stock Option Agreement with Martin Gurkin dated November 1996.
10.16        *****       Letter Agreement with Flora, Inc. dated February 5, 1996.
10.17        *******     Employment Agreement dated September 10, 1999 between the Company and Elliott Block, Ph.D.
10.18        ********    Employment Agreement dated November 22, 1999 between the Company and Walter V. Usinowicz, Jr.
10.19        *********   Employment Agreement dated May 27, 1999 between the Company and Robert M. Morrow.
21           *********   Subsidiaries of the Company.
23           Filed
             Herewith    Consent of Ernst & Young LLP.


27           *********    Financial Data Schedule.

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

             *******     Incorporated by reference to Exhibit 10.17 of the Company's
                         Form 10-Q filed on November 9, 1999.

             ********    Incorporated by reference to Exhibit A of Form 8-K filed on December 15, 1999.

             *********   Incorporated by reference to the exhibits of the same number of the Company's Form 10K filed on March 30, 2000.