Form 10-Q
period 2000-09-30
TCPI INC
filed 2000-11-14
CIK 924921

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number 0-25406

                              ---------------------

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

                              ---------------------

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

         The aggregate market value of Common Stock held by non-affiliates as of November 13, 2000 was approximately $9,900,603 (based upon the closing sale price of $0.344 per share on the Nasdaq National Market on November 13, 2000).

         As of November 14, 2000, 33,650,675 shares of the Registrant's $.001 par value Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):
                          YES         NO  X
                             ----        ----

================================================================================




PART I FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

TCPI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                                                            September 30, 2000       December 31,1999*
                                                                          ---------------------------------------------
                                                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $       715              $     1,447
   Investments                                                                        --                    2,540
   Accounts receivable, net                                                          592                    1,163
   Inventory                                                                       2,181                    2,036
   Due from related parties                                                          736                      686
   Other                                                                           1,419                      486
                                                                             ------------------------------------------
Total current assets                                                               5,643                    8,358
                                                                             ------------------------------------------
Property and equipment, net                                                        1,843                    2,096
Patents and trademarks, net                                                       10,640                   11,256
Goodwill, net                                                                      1,678                    1,807
Deferred financing costs                                                           2,000                       --
Other assets                                                                          17                       71
                                                                             ------------------------------------------
Total assets                                                                 $    21,821              $    23,588
                                                                             ==========================================
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
  COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $     2,635              $       988
   Accrued expenses                                                                1,644                    1,360
                                                                             ------------------------------------------
Total current liabilities                                                          4,279                    2,348
Deferred revenue                                                                     812                      812
Other liabilities                                                                    215                       --
Convertible debentures                                                               557                       --
   Redeemable preferred stock, $.001 par value:
     Authorized shares--25,000,000;
     Series A 6% Redeemable Convertible Preferred Stock,
        issued and outstanding shares--1,400 and 11,350
        at September 30, 2000 and December 31, 1999                                1,601                   12,457
Commitments and contingencies                                                         --                       --
Stockholder's equity:
   Common stock, $.001 par value:
       Authorized shares--100,000,000; issued and outstanding
         shares--31,878,909 and 14,541,544 at September 30,
         2000 and December 31, 1999                                                   32                       15
   Additional paid-in capital                                                     54,778                   41,638
   Accumulated deficit                                                           (40,453)                 (33,682)
                                                                             ------------------------------------------
Total common stockholders' equity                                                 14,357                    7,971
                                                                             ------------------------------------------
Total liabilities, redeemable preferred stock and common
   stockholders' equity                                                      $    21,821              $    23,588
                                                                             ==========================================

*The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. See accompanying notes to the condensed consolidated financial statements.

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TCPI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share data)

                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                           September 30,
                                                       ----------------------------------    ---------------------------------
                                                            2000              1999                  2000              1999
                                                       ----------------------------------    ---------------------------------
Net sales                                              $       1,002     $       1,267         $       3,314    $       3,942
Cost of product sales                                            575               750                 1,898            2,297
                                                       ----------------------------------      -------------------------------
Gross profit                                                     427               517                 1,416            1,645

R&D contract revenue                                             200                --                   200              471

Operating expenses:
   Selling, general and administrative                         1,781             2,021                 4,877            5,585
   Litigation                                                    396               764                 1,523            1,601
   Research and development                                      180               214                   689            1,423
   Depreciation and amortization                                 428               430                 1,297            1,384
                                                       ----------------------------------      -------------------------------
                                                               2,785             3,429                 8,386            9,993
                                                       ----------------------------------      -------------------------------
Loss from operations                                          (2,158)           (2,912)               (6,770)          (7,877)

Other income (expense):
   Investment income                                              37               117                    59              345
   Interest expense                                              (83)               (4)                  (85)             (11)
                                                       ----------------------------------      -------------------------------
Net loss                                                      (2,204)           (2,799)               (6,796)          (7,543)

Accrued preferred redemption
   accretion and dividends                                        26               330                   163            1,125
                                                       ----------------------------------      -------------------------------
Loss attributable to common stockholders               $      (2,230)    $      (3,129)        $      (6,959)   $      (8,668)
                                                       ==================================      ===============================
Net loss per common share -
   Basic and diluted                                   $        (.07)    $        (.28)        $        (.25)   $        (.81)
                                                       ==================================      ===============================
Weighted average number of
   common shares outstanding                              30,792,916        11,099,557            28,227,204       10,714,341
                                                       ==================================      ===============================

See accompanying notes to the condensed consolidated financial statements.

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TCPI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

                                                                             Nine Months Ended September 30,
                                                                        ---------------------------------------
                                                                              2000                 1999
                                                                        ---------------------------------------
OPERATING ACTIVITIES
Net loss                                                                $      (6,796)         $    (7,543)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                              1,297                1,384
     Changes in operating assets and liabilities:
       Accounts receivable                                                        571                  503
       Inventory                                                                 (145)                 (76)
       Other current assets                                                      (933)                (179)
       Other assets and liabilities                                               230                   --
       Accounts payable and accrued expenses                                    2,161                  808
       Deferred revenue                                                            --                  812
                                                                        ---------------------------------------
Net cash used in operating activities                                          (3,615)              (4,291)

INVESTING ACTIVITIES
       Purchases of property & equipment                                         (314)                 (88)
       Proceeds from sale of equipment                                            165                   --
       Due from related party                                                     (50)                  --
       Purchase of investments                                                     --               (5,010)
       Proceeds from sale of investments                                        2,563                7,569
       Investments in patents and trademarks                                     (150)                 (75)
                                                                        ---------------------------------------
Net cash provided by investing activities                                       2,214                2,396

FINANCING ACTIVITIES
       Proceeds from convertible debentures                                       664                   --
       Proceeds from stock options exercised                                        5                   --
                                                                        ---------------------------------------
Net cash provided by financing activities                                         669                   --
                                                                        ---------------------------------------
Net decrease in cash and cash equivalents                                        (732)              (1,895)
Cash and cash equivalents at beginning of period                                1,447                5,207
                                                                        ---------------------------------------
Cash and cash equivalents at end of period                              $         715          $     3,312
                                                                        =======================================

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

2.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Details of selected balance sheet accounts are as follows (in thousands):

                                                                         September 30, 2000           December 31, 1999
                                                                       -----------------------------------------------------
         Accounts receivable:
            Accounts receivable                                          $        925                 $     1,481
            Allowance for doubtful accounts                                      (333)                       (318)
                                                                       -----------------------------------------------------
            Accounts receivable, net                                     $        592                 $     1,163
                                                                       =====================================================

         Property and equipment:
            Furniture, fixtures and equipment                            $      3,727                 $     3,766
            Leasehold improvements                                                174                         174
                                                                       -----------------------------------------------------
                                                                                3,901                       3,940
            Accumulated depreciation                                           (2,058)                     (1,844)
                                                                       -----------------------------------------------------
                                                                         $      1,843                 $     2,096
                                                                       =====================================================
         Patents and trademarks:
            Patents and trademarks                                       $     15,553                 $    15,403
            Accumulated amortization                                           (4,913)                     (4,147)
                                                                       -----------------------------------------------------
                                                                         $     10,640                 $    11,256
                                                                       =====================================================
         Goodwill:
            Goodwill                                                     $      2,494                 $     2,494
            Accumulated amortization                                             (816)                       (687)
                                                                       -----------------------------------------------------
                                                                         $      1,678                 $     1,807
                                                                       =====================================================

3. REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY, AND CONVERTIBLE DEBENTURES

         In May 1998, the Company completed a private placement of 15,000 shares of Series A Redeemable Convertible Preferred Stock (the "Preferred Stock") to a single institutional investor (the "Investor"). To date, the Investor has converted 14,200 shares of Preferred Stock into 23,194,907 shares of the Company's common stock, and presently has 800 shares of the Company's Preferred Stock outstanding. See the Company's Annual Report on Form 10-K for the years ended December 31, 1999 and 1998 and the Company's Report on Form 8-K filed on May 21, 1998 for additional information related to this Preferred Stock transaction.

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

3. REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY, AND CONVERTIBLE DEBENTURES (Continued)

         In May 2000, the Company entered into a subscription agreement with Swartz Private Equity, LLC of Roswell, Georgia ("Swartz") for the purchase of up to $25 million in common stock under a private equity line. The equity line provides the Company the ability to issue to Swartz common stock and warrants periodically in amounts up to $2 million per draw, subject to prior effectiveness of a registration statement and subject to limitations based on certain market conditions. Pricing for each common stock sale is based on current market prices at the time of each draw of the equity line. The term of this investment agreement is for a 36-month period from November 3, 2000, which is the date the registration statement covering the resale of common stock by Swartz was declared effective by the Securities and Exchange Commission. At this time, no shares of common stock have been issued or sold to Swartz under the investment agreement. The Company intends to use the proceeds for working capital, strategic alliances (including joint ventures, acquisitions and mergers), plant, equipment and machinery, including capital expenditures, and general corporate purposes.

         In connection with the subscription agreement, on April 19, 2000, the Company issued to Swartz a warrant to purchase 312,500 shares of the Company's common stock, exercisable for a period of five years from March 17, 2000, with an initial exercise price equal to $1.9063, which was the lowest closing bid price for the five trading days before March 17, 2000. On April 19, 2000, the Company issued an additional warrant to Swartz to purchase 312,500 shares of the Company's common stock, exercisable for a period of five years from March 17, 2000, with an initial exercise price equal to $0.9375, which was the lowest closing bid price for the five trading days immediately before the closing date of May 3, 2000. The Company estimated the fair value of these warrants to be approximately $1,041,000 using the Black-Scholes option valuation model. The fair value of the warrants is included as a component of deferred financing costs in the balance sheet at September 30, 2000 and will be charged against the proceeds of stock issuances under the subscription agreement.

         On August 28, 2000, the Company entered into a securities purchase agreements with investors arranged through the May Davis Group ("MDG"), as placement agent. Under this agreement, the Company sold to the investors $696,000 of TCPI's 6% convertible debentures due August 28, 2005 and $235,000 of TCPI's 6% convertible debentures due September 21, 2005. The debentures are convertible into shares of the Company's common stock at any time after 120 days from the closing dates of August 28, 2000 and September 21, 2000, respectively, at the lesser of $1.05 per share or 80% of the average closing bid prices of the Company's common stock during the 5 trading days immediately preceding the conversion. Also, in connection with the issuance of the 6% convertible debentures to the investors, the Company issued to the investors warrants to purchase 372,400 shares of TCPI's common stock, which is equal to 20% of the number of shares of TCPI's common stock that would have been issuable upon conversion of the convertible debentures as of the closing dates. The Company estimated the fair market value of these warrants to be approximately $168,000 using the Black-Scholes option valuation model. The Company allocated the portion of the proceeds of the debentures to the warrants to additional paid in capital based on the relative fair value of the warrants and the debentures at the time of issuance. The resulting discount is being amortized over the term of the debentures. In addition, the debentures were recorded net of the intrinsic value of their beneficial conversion feature of approximately $269,000. For each debenture issuance, the intrinsic value of the related beneficial conversion feature will be accreted to interest expense over the 120 day period from the time of issuance until the earliest time when the debentures become eligible to be converted into shares of the Company's common stock. The warrants have an exercise price of $1.50 and a term of three years.

         On September 5, 2000, the Company entered into credit line agreement with GMF Holdings, arranged through MDG, as placement agent. Under the GMF credit line agreement, the Company has the option to sell, or "put," up to $10 million of TCPI's 6% convertible debentures to GMF, subject to a formula based on stock price and trading volume, over a three year period. The Company cannot sell any debentures to GMF until it registers for resale the shares issuable upon conversion of the debentures. The Company has not yet registered these shares, and therefore, the Company is unable to access the GMF credit line at this time. The debentures are convertible into shares of TCPI's

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

3. REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY, AND CONVERTIBLE DEBENTURES (Continued)

common stock at the lesser of $1.40 per share or 90% of the lowest closing bid price of TCPI's common stock during the 20 trading days immediately preceding the conversion.

         In providing the Company with the convertible debenture transaction and credit line, compensation to MDG is linked to both transactions. MDG received cash compensation equal to 10% of the principal amount of convertible debentures issued to date under the securities purchase agreement and a five-year warrant to purchase 1,000,000 shares of TCPI's common stock at $1.50 per share. The Company has the right to force conversion of the MDG warrant if the closing price of our common stock is $3.00 or higher for ten consecutive trading days. Upon conversion of the warrants held by the debenture holders and MDG, the Company would receive additional capital. Additionally, in consideration for closing the convertible debenture transaction and arranging the credit line, the Company will issue to MDG 350,000 shares of TCPI's common stock. The Company estimated the fair market value of the warrants issued to MDG to be approximately $410,000 using the Black-Scholes option valuation model. The fair market value of the warrants issued to MDG, the fair market value of the Company's common stock issued to MDG, and the cash compensation paid to MDG are included as components of deferred financing costs in the balance sheet and are being amortized over the five year life of the agreements.

         Under a registration rights agreement, TCPI is obligated to register for resale the shares issuable upon conversion of the convertible debentures and upon exercise of the warrants. The Company is also obligated to register for resale the shares issuable upon exercise of the MDG warrant and the shares of common stock the Company issued to MDG. The conversion price of the debentures and warrants decreases and the Company incurs penalties if it does not file the registration statement covering the resale of these shares, and the SEC does not declare the registration statement effective, by certain dates.

         For a complete description of the Swartz and the MDG funding transactions, see the Company's Registration Statement on Form S-2, and amendments thereto, as filed with the Securities and Exchange Commission.

4.       RELATED PARTY TRANSACTIONS

         On August 28, 1998, the Company extended a loan to Mr. Aronowitz' family limited partnership (Jack L. Aronowitz is the Company's former Chairman) in the principal amount of $750,000 with an annual interest rate of 7 3/4% whereupon this obligation was personally guaranteed by Mr. Aronowitz ("Guaranty"). On September 12, 2000, the Board of Directors of the Company voted to terminate the employment of Jack L. Aronowitz pursuant to the termination without cause provision of Mr. Aronowitz' Employment Agreement dated September 27, 1996 ("Employment Agreement"). Simultaneously, the Board voted to remove Mr. Aronowitz as Chairman, President and Chief Technical Officer of the Company. Mr. Aronowitz remains a Director of the Company. On October 25, 2000, the loan was called due by the Company and accelerated to its full amount for non-payment of a scheduled payment. As of October 27, 2000, the balance of the loan guaranteed by Mr. Aronowitz was $713,237.11. On November 9, 2000, the Company commenced litigation against the family limited partnership seeking a judgment for the total amount due on the loan together with attorneys fees. The net amount due Mr. Aronowitz over the two-year period under the termination without cause provision of his Employment Agreement (after deductions for taxes) of approximately $268,000 as well as any other amounts due Mr. Aronowitz from the Company are being applied periodically to the reduction of Mr. Aronowitz' Guaranty obligation to the Company. On October 19, 2000, Mr. Aronowitz brought litigation against the Company, its directors, and its general counsel relating to his separation from employment and his license agreement with TCPI (See Note
5).

         The Company made a loan to Dr. Block (the Company's President and Chief Executive Officer) in the amount of $50,000 pursuant to his Employment Agreement with the Company dated May 10, 1999, which shall be deemed repaid with respect to 50% of the amount due and owing on each of the first two anniversary dates of this agreement as long as Dr. Block remains an employee of the Company or is not terminated for cause (as defined). The principal

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.       RELATED PARTY TRANSACTIONS (Continued)

amount of this loan bears interest at the London Interbank (LIBOR) rate, as adjusted quarterly, with such principal and accrued interest due on September 1, 2001, subject to such loan being deemed repaid as provided above. As of September 30, 2000, the outstanding principal and interest is $26,460.

5.       LEGAL PROCEEDINGS

         The Company is subject to claims and suits arising in the ordinary course of business. At this time, except as otherwise indicated, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain except as otherwise stated, if any, related to these lawsuits, or if any such loss will have a material adverse effect on the Company's results of operations or financial position, except as otherwise stated. For the third quarter and nine-month periods ended September 30, 2000, such litigation expenses decreased from the comparable periods of the prior year.

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

         TCPI has previously obtained appeal bonds staying enforcement of the judgment against the Company and Mr. Aronowitz. As a result of the reversal of the judgment against Mr. Aronowitz, that bond is no longer required and collateral securing the bond has been released to TCPI. The Company believes that the bond presently in place with respect to TCPI may be required to remain in place to stay enforcement of the tortious interference judgment. On October 26, 2000, the court denied TCPI's motion to vacate the tortious interference judgment. The Company intends to appeal this ruling. TCPI has requested the court to stay enforcement of judgment pending appeal. There can be no assurance that the Company will be successful in vacating the judgment on appeal or staying enforcement of the judgment.

         The Company cannot reasonably estimate the liability, if any, at this time that may result from this matter and efforts to set the judgment aside and therefore the Company has not recorded an accrual for loss in the financial statements as of September 30, 2000.

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

         Noninvasive Glucose Monitoring Technology. In November 1997, a lawsuit was brought against the Company and Mr. Aronowitz in the United States District Court for the Southern District of Florida, styled Americare Diagnostics, Inc., Joseph P. D'Angelo, et al. v. Technical Chemicals and Products, Inc., et al. - Case No. 97-3654-CIV-JORDAN - relating to noninvasive glucose monitoring technology in which the plaintiffs allege, among other things, patent infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion. TCPI and Mr. Aronowitz have answered the complaint and have filed counterclaims against the plaintiffs for declaratory judgment that the patent-in-suit is invalid; patent misuse; patent prosecution fraud; trade libel; slander of title; commercial disparagement; unfair competition under the Lanham Act; tortious interference with a contract or advantageous business relationship; and for injunctive relief. In December 1999, the discovery phase of this lawsuit ended and the court is presently proceeding with various pending motions. On November 8, 2000, the Company and Mr. Aronowitz filed a motion for summary judgement dismissing all the claims of certain plaintiffs and imposition of attorneys fees and costs. A trial date has not been set.

         Shareholder Class Action. During November 1998 through January 1999, several lawsuits were filed in the United States District Court for the Southern District of Florida - Case No. 98-7334-CIV-DIMITROULEAS - against the Company and Mr. Aronowitz on behalf of various shareholders alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. In general, plaintiffs allege that TCPI and Mr. Aronowitz made untrue and misleading statements in the Company's public disclosure documents and in certain press releases, articles and reports. The disclosures relate primarily to the development, clinical testing and viability of the Company's TD Glucose(TM) Monitoring System. The plaintiffs are seeking certification as a class on an unspecified amount of damages, interest, costs and attorneys' fees. On April 19, 1999, an Amended Consolidated Class Action Complaint was served upon the Company. In response, on June 18, 1999, the Company filed a motion to dismiss the Amended Consolidated Class Action Complaint. On July 3, 2000, the court dismissed all claims against Mr. Aronowitz and the Company, but granted plaintiffs leave to amend their complaint on or before July 24, 2000. On July 24, 2000, plaintiffs filed a second amended complaint, to which the Company has not yet responded. On August 25, 2000, the Company filed a motion to dismiss the Second Amended Complaint. On September 25, 2000, plaintiffs filed an opposition to a motion to dismiss. The court has not yet ruled on the motion to dismiss. The Company believes the allegations lack merit and plan to contest the allegations vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to these claims and therefore the Company has not recorded an accrual for loss as of September 30, 2000.

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

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

Aronowitz have filed a motion to dismiss these counterclaims, and these defendants have since withdrawn those counterclaims. The court entered a default judgment against Medex, Inc. The Company and Mr. Aronowitz have reached a conditional settlement with The Creative Connection, Inc., and Debra Lapierre. This case is currently in the discovery phase. A trial date is set for April of 2001.

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

As a result, enforcement of the arbitration award has been stayed by a Florida court. On July 5, 2000, the state court continued the stay of enforcement of the award during the pendency of the Company's claims against Mr. Hooper and Hooper & Associates, Inc. in the federal action. At this time, the Company does not believe it is possible to estimate

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

the ultimate loss, if any, related to the resolution of these matters and therefore the Company has not recorded any accrual for loss as of September 30, 2000.

         Judgment In Hazardous Waste Lawsuit. On January 31, 2000, the United States District Court for the Southern District of Florida - Case No. 98-6201-CIV - entered a judgment against TCPI and Mr. Aronowitz, in connection with a lawsuit brought by the United States of America on behalf of the Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1983, relating to the clean-up of a facility that during 1985 through 1992 contained alleged hazardous substances. The Company occupied this facility during part of 1992. The judgment holds the defendants, jointly and severally, liable for $401,177, representing their share of site clean-up costs, plus post-judgment interest as allowed by law. On October 6, 2000, TCPI reached a settlement with the United States in the amount of $650,000 payable over a 21-month period beginning in October 2000 with the first payment due within 30 days of execution of the formal settlement agreement and quarterly payments made thereafter on the balance plus interest at the rate of 5.3% per year. Under the terms of this agreement, the Company made its first payment of $112,963 on October 13, 2000. TCPI's amended and restated articles of incorporation provide for indemnification, under certain circumstances, to the fullest extent permitted by law, of persons made party to an action by reason of the fact that such person is an officer or director of the Company. TCPI recorded an accrual for loss equal to $650,000 as of March 31, 2000.

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

         The Company has agreed to indemnify Roche Diagnostics and its affiliates and their respective officers against all damages, back royalties, costs, attorneys' fees and the like arising from or related to any and all patent infringement actions. Management intends to vigorously prosecute the Company's claims against the Unilever patent in the Italian Action and vigorously defend the claims asserted by Unilever in the German Actions. TCPI has, as the manufacturer of these products, previously provided the same indemnity to Roche Diagnostics. A majority of TCPI's sales in Europe relate to products covered by the patents that are the subject of the Italian Action and the German Actions. Consequently, a loss in this litigation may have a material adverse effect on the Company's results of operations and financial condition.

         Litigation with Former Chairman and Certain Family Limited Partnerships. On September 12, 2000, the Board of Directors of the Company voted to terminate the employment of Jack L. Aronowitz pursuant to the termination without cause provision of Mr. Aronowitz' Employment Agreement dated September 27, 1996 ("Employment Agreement"). Simultaneously, the Board voted to remove Mr. Aronowitz as Chairman, President and Chief Technical Officer of the Company. Mr. Aronowitz remains a Director of the Company.

         On September 13, 2000, a Letter of Intent was executed by the Company and Mr. Aronowitz that provided, among other things, that Mr. Aronowitz' signature on the Letter of Intent was deemed his resignation and retirement from the Company as Chairman, President, and Chief Technical Officer. In addition, the Letter of Intent was subject to the execution of a definitive Agreement as to the terms and conditions of Mr. Aronowitz' separation from the Company, which was to be signed by no later than September 20, 2000. No such definitive Agreement was entered into by September 20, 2000.

         Subsequent to the execution of the Letter of Intent, Mr. Aronowitz made certain demands on the Company that were beyond the scope of the Letter of Intent; including a demand that payments be made to him related to the Company's noninvasive TD Glucose(TM) Monitoring System and other technology. The Company rejected Mr. Aronowitz' demand.

         On October 19, 2000, the Company was served with a Summons and Complaint in an action commenced by Mr. Aronowitz in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida - Case No. 00017365. The named defendants are the Company, its directors (with the exclusion of Mr. Aronowitz) and the Company's general counsel. The Company believes the claims contained in this complaint are without merit and will vigorously defend itself in this lawsuit. An unfavorable outcome of this litigation would have a material adverse impact on the Company, including possible inability to sell the Company's TD Glucose Monitoring System. Mr. Aronowitz is seeking unspecified damages. The Company has until December 4, 2000 to respond to the Complaint.

         The 13 counts in Mr. Aronowitz' Complaint are (1) rescission of a Cancellation and Exclusive License Agreement dated January 31, 1996 ("License Agreement"), (2) breach of contract with respect to the Letter of Intent, (3) anticipatory breach of contract with respect to the License Agreement and a previous license agreement, (4) breach of the duty of good faith and fair dealing, which Mr. Aronowitz claims is owed to him, with respect to the Letter of Intent and the License Agreement (5) alleged fraud in the inducement in the signing by Mr. Aronowitz of the Letter of Intent and License Agreement, (6) fraud in the inducement against the individual directors and officer defendants as in count 5, (7) promissory estoppel against the Company, (8) promissory estoppel against the individual directors and officer defendants, (9) unjust enrichment against the Company, (10) tortious interference with contract against the individual

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

directors and officer defendants, (11) breach of fiduciary duty against the individual directors and officer defendants, (12) Florida Racketeer Influenced and Corrupt Organizations Act count against the individual directors and officer defendants and (13) common law conspiracy against the individual directors and officer defendants.

         On November 9, 2000, the Company commenced an action in the United States District Court, Southern District of Florida - Case No.00-7656-CIV - against the Aronowitz Delaware 2 Family Limited Partnership, a Delaware limited partnership and successor to the maker of a negotiable promissory note dated August 28, 1998 in the amount $750,000. Mr. Aronowitz is a limited partner in the defendant family partnership and the guarantor of the note. The action was commenced after a scheduled payment on the loan was not made by the family limited partnership, and the principal amount of the loan was accelerated. The Company is seeking the balance due on the loan, approximately $713,000 together with attorneys fees.

         The net amount due Mr. Aronowitz under the termination without cause provision of his Employment Agreement (after deductions for taxes) as well as any other amounts due Mr. Aronowitz from the Company are being applied to the reduction of Mr. Aronowitz' Guaranty obligation to the Company.

         On November 13, 2000, the Company commenced an action in the United States District, Court, Southern District of Florida - Case No. 00-7675-CIV - against a family limited partnership which is the current Licensor of the Cancellation and Exclusive License Agreement ("License Agreement") executed January 31, 1996 by Mr. Aronowitz. Mr. Aronowitz is a limited partner of one of the defendants. The action includes the Company's claims (1) for a declaratory judgment that the Licensor has no right, title or interest, in and to the technology of the Company's TD Glucose Monitoring System and that the Licensor has no rights to receive royalty payments on the sale or license by the Company of such technology, and (2) that the License Agreement terminates on the expiration dates of each of the licensed patents. In addition to the above claims, the Company is seeking its attorneys fees.

         Mr. Aronowitz beneficially owns or controls approximately 13% of the outstanding shares of TCPI's common stock.

6.       OTHER INFORMATION

Change in Board of Directors and Management

         On September 12, 2000, the Company's Board of Directors elected Martin Gurkin, Ph.D. as Chairman of the Board, succeeding Jack L. Aronowitz. In addition, the board appointed Elliott Block, Ph.D., the Company's Chief Executive Officer, to also become President. Also on this date, the Board of Directors of the Company voted to terminate the employment of Jack L. Aronowitz pursuant to the termination without cause provision of Mr. Aronowitz' Employment Agreement dated September 27, 1996 ("Employment Agreement"). Simultaneously, the Board voted to remove Mr. Aronowitz as Chairman, President and Chief Technical Officer of the Company. He remains a Director of the Company. Mr. Aronowitz has litigation pending against the Company, its directors, and its general counsel relating to his separation from employment and his license agreement with TCPI.

Delisting of the Company's Securities

         On September 28, 2000, the Company filed an appeal and requested a hearing in connection with the Nasdaq staff's decision of June 28, 2000 to delist TCPI's Common Stock from the Nasdaq National Market for not maintaining the $1.00 per share minimum bid requirement. A hearing was held on October 20, 2000 before the Nasdaq Listing Qualifications Panel. No determination has been made at this time. Pending completion of the review process, TCPI will continue to be listed on the Nasdaq National Market.

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

6.       OTHER INFORMATION (Continued)

         Independent of the results of the hearing, the Company will remain a reporting company under the Securities and Exchange Commission rules. In the event the appeal process is unsuccessful, TCPI expects that its Common Stock would be traded on the Nasdaq OTC Bulletin Board under its current trading symbol. The OTC Bulletin Board is a regulated electronic quotation service that displays real-time quotes and last-sale price and volume information in over-the-counter (OTC) equity securities.

         The Company's amended Articles of Incorporation provide that, in the event of the failure of the Company's common stock to be listed for trading on the Nasdaq National Market or the Nasdaq SmallCap Market for ten consecutive trading days, the holders of the Company's Series A Preferred Stock may claim the option to require the Company to repurchase their shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

COMPANY BACKGROUND

         TCPI develops, manufactures and distributes point-of-care medical diagnostic products for use at home, in physician offices, and other healthcare locations that it serves through domestic and international channels. In addition, the Company owns a patent-protected proprietary portfolio of transdermal and dermal drug delivery technologies and skin permeation enhancers. The Company also manufactures high purity specialty biochemicals.

         The Company manufactures and markets in the United States and internationally medical diagnostic testing products that utilize membrane-based technology. Diagnostic products sold in the U.S. have received 510(k) marketing clearance from the United States Food and Drug Administration. The balance of the Company's diagnostic products are from time-to-time in various stages of development, clinical and regulatory review in the U.S. and overseas, or intended for export outside the U.S. TCPI presently holds 26 U.S. and foreign patents, and has 61 domestic and foreign patent applications pending.

         The Company currently markets various medical diagnostic products. These products utilize rapid testing procedures to detect and/or quantify substances in urine or blood. TCPI's diagnostic portfolio presently includes testing and screening products for:

    -        Family planning (pregnancy detection and ovulation timing);
    - Cholesterol monitoring, screening for diabetes, detection of urinary tract infection and detection of kidney and bladder disease,
    -        Infectious diseases; and
    -        Drugs of abuse.

         TCPI's transdermal/dermal portfolio includes technologies in the areas of smoking addiction reduction, hormone replacement therapy, and cardiovascular disease, as well as commercialization of skin permeation enhancers. The Company also has certain key products in various stages of development that include:

    -        Noninvasive TD Glucose(TM)Monitoring System for diabetics;
    - TCPI's new Total and HDL Cholesterol screening and monitoring products for over-the-counter use and professional use; and
    - HealthCheck(R) and private-label brands of over-the-counter diagnostic screening tests for at-home use by consumers.

         TCPI markets diagnostic products worldwide through multiple distribution channels that include:

    - Original equipment manufacture ("OEM") marketing relationships with pharmaceutical and diagnostic companies for product use on a professional and/or over-the-counter basis;
    - Over-the-counter sales of TCPI's proprietary HealthCheck(R)and private-label brands for consumer use on an over-the-counter basis; and
    -        Internet sales via the Company's web site, www.health-check.com.

         In the OEM sector, a significant portion of the Company's family planning products for pregnancy and fertility are currently marketed by Roche Diagnostics GmbH ("Roche") for international distribution under their trademarks. However, on May 20, 2000 the Company entered into an asset purchase agreement with Roche for the acquisition of certain trademarks and business assets relating to the pregnancy and ovulation business of Roche. For additional information and the current status of this action, see Liquidity and Capital Resources contained in Management's Discussion And Analysis of Financial Condition And Results of Operations. If the Company successfully completes this acquisition, TCPI will be responsible for the worldwide marketing and distribution of these products. In this regard, starting on July 1st, TCPI assumed responsibility for directing the marketing and advertising efforts related to these OTC

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

COMPANY BACKGROUND (Continued)

products in South America and the Company's wholly-owned Argentinean subsidiary is seeking leased facilities for a new distribution/warehouse/marketing center in Buenos Aires. In addition, during the past few months, new European distributors have taken over marketing efforts of these products in Germany and Italy that resulted in orders for product that has already been and are being shipped to properly stock pharmacies and provide local inventory.

         The OEM sector also includes marketing of TCPI's screening tests for drugs of abuse and infectious diseases by other OEM customers for distribution in the U.S. and/or international markets based on regulatory clearance.

         In addition, in January 1999, TCPI opened an international sales and marketing office in Milan, Italy to expand distribution of the Company's diagnostic products outside of North America. International expansion of the Company's diagnostic products is ongoing. Product marketing and/or registration with local health officials is underway in a number of foreign countries.

         The Company's HealthCheck(R) and private-label diagnostic products are currently available in more than 17,000 pharmacies, supermarkets and mass merchandise retail stores throughout the United States and Canada as well as community pharmacies that are supplied directly by the leading drug wholesale distributors. TCPI also private labels its family planning products for 7 drug, discount and supermarket chains.

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

         Statements regarding development and FDA clearance of future products, future prospects, business plans and strategies, future revenues and revenue sources, the resolution of pending litigation, future liquidity and capital resources, healthcare market directions, future acceptance of the Company's products, possible recommendations of healthcare professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, the possibility and timing of additional equity investments, mergers, acquisitions or other strategic transactions, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward-looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to: the satisfactory conduct and completion of clinical trials demonstrating efficacy of the TD GlucoseTM Monitoring System; FDA and foreign regulatory clearance of the TD Glucose Monitoring System; delays in product development; risks associated with the Company's ability to successfully develop and market new products on a profitable basis or at all; the Company's ability to finance and complete the acquisition of certain assets of Roche Diagnostics GmbH, availability of labor and sufficient parts and materials to complete the design, construction and manufacturing scale-up of required equipment; ability to complete the design, construction and manufacturing scale-up on a timely basis within budget parameters; receipt of any required regulatory approvals for manufacturing equipment or related facilities; future advances in technologies and medicine; the uncertainties of healthcare reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute its business plans; engineering development; lead time for delivery of equipment; the Company's dependence on outside parties such as its key customers, suppliers, licensing and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

FORWARD LOOKING STATEMENTS (Continued)

expense of government regulation and effects of changes in regulation (including risks associated with obtaining requisite FDA and other governmental approvals for the Company's products); the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with domestic and international growth and expansion; risks associated with international operations (including risk associated with international economies, currencies and business conditions); risks associated with obtaining and maintaining patents and other protections of intellectual property; risks associated with uncertainty of litigation and appeals, and the payment of judgments not reversed on appeal or otherwise; the Company's limited cash reserves and sources of liquidity, including the satisfaction of terms and conditions relating to funding, and timing and receipt of proceeds from any funding; uncertainties regarding timing and effectiveness of registration statements; uncertainties in availability of expansion capital in the future and other risks associated with capital markets, including funding of ongoing operations, risks associated with the Company's ability to negotiate and obtain additional financing, equity investments or strategic transactions on favorable terms or at all, as well as those listed in the Company's other press releases and in its other filings with the Securities and Exchange Commission. The Company may determine to discontinue or delay the development of any or all of its products under development at any time. Moreover, the Company may not be able to successfully develop and market new products, complete planned acquisitions, enter into strategic alliances or implement any or all of its operating strategy unless it is able to generate additional liquidity and working capital. For a complete description of the Company's business, products and liquidity, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         For the three and nine-month periods ended September 30, 2000, the Company's operations experienced lower losses over the comparable periods of the prior year. The Company's loss attributable to common stockholders for the third quarter ended September 30, 2000 was $2,230,000 or 29% less than that of the same quarter a year ago. For the nine months ended September 30, 2000, the net loss attributable to common stockholders was $6,959,000 and represented a 20% improvement over the same period of the prior year.

         Net Sales. The Company's net sales for the three months ended September 30, 2000 were $1,002,000, a 21% decrease from the $1,267,000 reported in the same period a year earlier. Net product sales for the first nine months of 2000 were $3,314,000 as compared to $3,942,000 for the same period last year, representing a 16% decrease. In the third quarter of the current year product sales declined by varying degrees across all product categories as compared to the same quarter a year ago. Product sales for the nine-month period ended September 30, 2000 reflected gains for the Company's HealthCheck(R) home testing products and also for its biological buffers. However, these advances were offset by substantially lower sales of urine screening products, tests for infectious diseases and drug of abuse screening, and a decline in OEM worldwide family planning (pregnancy and ovulation) testing products. While sales of the Company's core OEM worldwide family planning testing products through TCPI's largest international distributor continued to be below prior year levels, sales through these channels in the third quarter ended September 30, 2000 were approximately 5% less than the same quarter a year earlier. In comparison, sales through these channels in the second quarter ended June 30, 2000 were approximately 31% less than the same quarter a year earlier. In this regard, the Company continues its efforts related to the planned acquisition of international distribution channels and associated family planning (pregnancy and ovulation) product trademarks from Roche Diagnostics GmbH. For the nine months ended September 30, 2000, total revenues were adversely impacted by the absence of R & D Contract Revenue previously generated by the Company's research and development facility in California that was closed as a cost containment measure in mid-1999. Total revenue for the nine-month period ended September 30, 2000 was $3,514,000 and represented a decline of $899,000 over the nine-month period of the previous year, of which 47% was due to this discontinuance. Despite this revenue shortfall through the first nine-months of 2000, TCPI earlier reported that it received $3.3 million in orders accompanied by cash deposits for the Company's patented SR-38(TM) skin permeation enhancer for anticipated delivery in the fourth quarter of this year to LVMH Moet Hennessy Louis Vuitton, Inc. ("LVMH").

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

         Gross Profit. TCPI's gross profit on product sales for the three months ended September 30, 2000 was $427,000 as compared to $517,000 in the same quarter a year ago and was $1,416,000 for the nine months ended September 30, 2000 versus $1,645,000 in the corresponding period a year earlier. The declines were in line with lower net sales. Gross profit as a percent of net sales for the third quarter and nine months ended September 30, 2000 improved to 43% from 41% and improved to 43% from 42%, respectively.

         Operating Expenses. The Company's total operating expenses for the three month and nine-month period ended September 30, 2000 continued to trend lower than the respective year ago periods as well as the previous quarter and six months ended June 30, 2000. Total operating expenses for the third quarter of 2000 decreased by 19% to $2,785,000 from $3,429,000 in the same quarter a year ago and similarly declined by 16% to $8,386,000 for the nine months of the current year from $9,993,000 for the first nine months of 1999. The mix of selling, general and administrative; litigation; and research and development expenses is as follows:

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 2000 declined by 12% to $1,781,000 as compared to total SG&A of $2,021,000 included in the third quarter of 1999. For the nine months ended September 30, 2000, SG&A expenses declined by 13% to $4,877,000 from $5,585,000 in the same period a year ago. The declines are due primarily to ongoing cost containment efforts as well as lower sales and marketing expenses.

         Litigation. Litigation expenses for the quarter ended September 30, 2000 decreased sharply by 48% to $396,000 as compared to $764,000 for the same quarter a year ago and also declined for the first nine months of 2000 to $1,523,000 from $1,601,000 in the same period of 1999. The current period decreases reflect the mix of expenses associated with the ongoing defense of certain legal matters as well as the termination or settlement of certain other legal matters.

         Research and Development. The Company has centered its focus upon the ongoing development of its TD Glucose monitoring technology and its development of cholesterol testing products. While total research and development expenses declined in the third quarter and nine-month periods of the current year, this decrease in spending reflected the closure of the California facility in mid-1999. Net of this decrease, research and development expenses increased by 33% for the nine months ended September 30, 2000 compared to the levels for the same period a year ago.

         Net Loss. The Company's net loss attributable to common stockholders for the quarter ended September 30, 2000 declined by 29% to $2,230,000 from the $3,129,000 net loss attributable to common stockholders incurred in the third quarter of 1999. The net loss attributable to common stockholders for the first nine months of 2000 decreased by 20% to $6,959,000 from $8,668,000 in the same period a year earlier. The respective decreases were primarily achieved by the substantial reduction in the Company's operating expenses as well as sharply lower accrued redemption accretion and accrued dividends of the redeemable preferred stock issued in 1998 of which $26,000 was recognized in the quarter ended September 30, 2000 as compared to $330,000 in the same quarter a year earlier and $163,000 recognized in the nine month period ended September 30, 2000 as compared to $1,125,000 in the same nine-month period of 1999. While the accretion was completed as of December 31, 1999, dividends on outstanding redeemable preferred stock continue to accrue. Additionally, the Company's net loss per share, basic and diluted, for the quarter ended September 30, 2000 was $0.07 per share as compared to a net loss of $0.28 per share for the third quarter of 1999. This significant reduction was due to a combination of lower operating costs and lower accrued redemption accretion and accrued dividends as well as an increase in the average number of common shares outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

         The Company had cash and investments of $715,000 at September 30, 2000, as compared to $3,987,000 at December 31, 1999. Working capital at September 30, 2000 was $1,364,000, as compared to $6,010,000 at December 31, 1999. The Company had current assets of $5,643,000 at September 30, 2000. The Company had stockholders' equity of $14,357,000 at September 30, 2000. These levels compare to current assets of $8,358,000 and stockholders' equity of $7,971,000 at December 31, 1999.

         The Company expects to continue to draw upon its working capital to meet its immediate needs and plans to utilize financing activities to purchase production equipment, conduct clinical trials and regulatory submissions relating to the TD Glucose Monitoring System and Total and HDL cholesterol monitoring products, develop new diagnostic products, conduct clinical trials, continue its investment in marketing, facilities and equipment, and continue its day-to-day business.

         On May 8, 2000, the Company announced that it entered into a subscription agreement with Swartz for the purchase of up to $25 million in common stock under a private equity line. The equity line provides the Company the ability to issue to Swartz common stock and warrants periodically in amounts up to $2 million per draw, subject to prior effectiveness of a registration statement and subject to limitations based on certain market conditions. Pricing for each common stock sale is based on current market prices at the time of each draw of the equity line. The term of this investment agreement is for a 36-month period from November 3, 2000, which was the date the registration statement covering the resale of common stock by Swartz was declared effective by the Securities and Exchange Commission. The Company intends to use the proceeds for working capital, strategic alliances (including joint ventures, acquisitions and mergers), plant, equipment and machinery, including capital expenditures, and general corporate purposes. The Company has not yet sold any stock pursuant to this agreement, and due to conditions contained in the agreement, there can be no assurance that the Company will be able to sell stock in sufficient amounts or at all, to satisfy its financial needs.

         In connection with the subscription agreement, on April 19, 2000, the Company issued to Swartz a warrant to purchase 312,500 shares of the Company's common stock, exercisable for a period of five years from March 17, 2000, with an initial exercise price equal to $1.9063, which was the lowest closing bid price for the five trading days before March 17, 2000. On April 19, 2000, the Company issued an additional warrant to Swartz to purchase 312,500 shares of the Company's common stock, exercisable for a period of five years from March 17, 2000, with an initial exercise price equal to $0.9375, which was the lowest closing bid price for the five trading days immediately before the closing date of May 3, 2000. The Company estimated the fair value of these warrants to be approximately $1,041,000 using the Black-Scholes option valuation model. The fair value of the warrants is included as a component of deferred financing costs in the balance sheet at September 30, 2000.

         On August 28, 2000, the Company entered into a securities purchase agreements with investors arranged through MDG, as placement agent. Under this agreement, the Company sold to the investors $696,000 of TCP's 6% convertible debentures due August 28, 2005 and $235,000 of TCPI's 6% convertible debentures due September 21, 2005. The debentures are convertible into shares of our common stock at any time after 120 days from the closing dates of August 28, 2000 and September 21, 2000, respectively, at the lesser of $1.05 per share or 80% of the average closing bid prices of our common stock during the 5 trading days immediately preceding the conversion. Also, in connection with the issuance of the 6% convertible debentures to the investors, the Company issued to the investors warrants to purchase 372,400 shares of TCPI's common stock, which is equal to 20% of the number of shares of TCPI's common stock that would have been issuable upon conversion of the convertible debentures as of the closing dates. The warrants have an exercise price of $1.50 and a term of three years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (Continued)

         On September 5, 2000, the Company entered into credit line agreement with GMF Holdings, arranged through MDG, as placement agent. Under the GMF credit line agreement, the Company has the option to sell, or "put," up to $10 million of TCPI's 6% convertible debentures to GMF, subject to a formula based on stock price and trading volume, over a three year period. The Company cannot sell any debentures to GMF until it registers for resale the shares issuable upon conversion of the debentures. The Company has not yet registered these shares, and therefore, the Company is unable to access the GMF credit line at this time. The debentures are convertible into shares of TCPI's common stock at the lesser of $1.40 per share or 90% of the lowest closing bid price of TCPI's common stock during the 20 trading days immediately preceding the conversion.

         In providing the Company with the convertible debenture transaction and credit line, compensation to MDG is linked to both transactions. MDG will receive cash compensation equal to 10% of the principal amount of convertible debentures issued under the securities purchase agreement and a five-year warrant to purchase 2,000,000 shares of TCPI's common stock at $1.50 per share. The Company has the right to force conversion of the MDG warrant if the closing price of the Company's common stock is $3.00 or higher for ten consecutive trading days. Upon conversion of the warrants held by the debenture holders and MDG, the Company would receive additional capital. Additionally, in consideration for closing the convertible debenture transaction and arranging the credit line, the Company will issue to MDG 750,000 shares of TCPI's common stock.

         Under a registration rights agreement, TCPI is obligated to register for resale the shares issuable upon conversion of the convertible debentures and upon exercise of the warrants. The Company is also obligated to register for resale the shares issuable upon exercise of the MDG warrant and the shares of common stock the Company issued to MDG. The conversion price of the debentures and warrants decreases and the Company incurs penalties if it does not file the registration statement covering the resale of these shares, and the SEC does not declare the registration statement effective, by certain dates.

         For a complete description of the Swartz and MDG funding transactions, see the Company's Registration Statement on Form S-2, and amendments thereto, as filed with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $3,615,000 for the nine months ended September 30, 2000 as compared to $4,291,000 in the same period a year earlier. This improvement is primarily due to a reduction in the net loss for the first nine months of 2000, continued improved turnover of accounts receivable and tighter management of the Company's cash resources that resulted in higher accounts payable. Partially offsetting these generations of cash was an increase in other current assets that included the down-payment to Roche Diagnostics GmbH related to the planned acquisition of assets as well as other deposits associated with raw materials for customer purchases. The offset also reflected a decrease in deferred revenue of $812,000 for the first nine months of 2000 as compared to the same nine-month period of 1999.

         Net cash provided by investing activities was $2,214,000 for the nine months ended September 30, 2000 as compared to $2,396,000 for the same nine-month period of 1999. This decrease of $182,000 was primarily due to greater purchases of property and equipment in the first nine months of 2000 as compared to the same period of 1999.

         Net cash provided by financing activities increased to $669,000 for the nine months ended September 30, 2000 from zero for the nine months ended September 30, 1999 due primarily to proceeds from the issuance of convertible debentures.

         During 1999 and 2000, the Company has sustained significant operating losses that have resulted in substantial consumption of its cash reserves. The Company believes it will continue to incur net losses and have negative cash flow

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

in the immediate future. Based on the current rate of losses and cash flow, the Company will not be able to continue its operations unless it secures additional financing, reduces its operating losses, contains expenses, increases sales of its products, or sell certain assets. There can be no assurance that the Company will succeed in such efforts. In addition, if there is no change in the current market price and trading volume of the Company's common stock, it will not realize the maximum allowable amount of $2 million per draw under the terms of the subscription agreement with Swartz.

         While the Company has entered into an agreement with Swartz for the purchase of up to $25 million in common stock under a private equity line, and an agreement with May Davis Group for the purchase of up to $10 million in common stock under a private credit line, these transactions are subject to certain terms and market conditions, including effective registration with the Securities and Exchange Commission. If the Company is unable to successfully obtain funds under these agreements due to unfavorable market conditions or the Company's inability to achieve effective registration on a timely basis or at all, or maintain the effectiveness of its current registration statement, or otherwise obtain additional capital from other sources on satisfactory terms, or significantly reduce its operating losses, the Company would have to consider selling some or all of its technologies, reduce or terminate completely its research and development activities, or reduce or discontinue some or all of its operations, or apply for protection from its creditors under the federal bankruptcy laws.

         In addition, as described elsewhere in this Form 10-Q under "Legal Proceedings," the Company has pending judgments in various legal proceedings, some of which are currently secured by bonds collateralized by existing working capital. If TCPI were required to satisfy all or a significant portion of these judgments on a basis faster than anticipated at present, the Company's present liquidity condition would be further negatively impacted.

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

         The Company's ability to meet its liquidity requirements and to continue operations will depend on (i) its ability to raise additional capital,
(ii) the successful conduct of clinical trials and receipt of governmental approvals to begin manufacturing and selling its new products, and (iii) the ability of the Company to sell its new products at a profit. The Company's future working capital requirements may vary materially from those now planned depending on numerous factors, including:

(1) the outcome of clinical testing of products under development (including the TD Glucose Monitoring System and the Total and HDL cholesterol monitoring products), delays or changes in government required testing and clearance or approval procedures and the Company's ability to receive FDA clearance or approval for the marketing of its products under development;

(2) competitive and technological advances that may require the Company to modify the design of its products under development;
(3)      the Company's ability to successfully resolve pending litigation;
(4)      manufacturing costs for the Company's current and future products; and
(5) costs associated with completing the Company's acquisition of certain assets of Roche Diagnostics.

         On June 28, 2000, the Company received correspondence from the Nasdaq National Market regarding the continued listing of the Company's common stock on that market such that TCPI's stock may be delisted from trading on or about September 28, 2000 if the minimum bid price of the Company's common stock does not equal or exceed $1.00 for a minimum of ten consecutive trading days. On October 20, 2000, a hearing was held before the Nasdaq Listing

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Qualifications Committee in relation to the continued listing of the Company's common stock on the Nasdaq National Market. At this time, there has been no resolution in this matter. In light of this, there can be no assurance that the Nasdaq National Market will not delist the Company's common stock. Independent of the results of the hearing, the Company will remain a reporting company under the Securities and Exchange Commission rules. In the event the appeal process is unsuccessful, TCPI expects that its Common Stock would be traded on the Nasdaq OTC Bulletin Board under its current trading symbol. The OTC Bulletin Board is a regulated electronic quotation service that displays real-time quotes and last-sale price and volume information in over-the-counter (OTC) equity securities.

         Delisting of the Company's common stock may have an adverse impact on the market price and liquidity of the Company's securities, and may subject the Company's stock to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. In addition, the Company's amended Articles of Incorporation provide that, in the event of the failure of the Company's common stock to be listed for trading on the Nasdaq National Market or the Nasdaq SmallCap Market for ten consecutive trading days, the holders of the Company's Series A Preferred Stock may claim the option to require the Company to repurchase their shares. If such a redemption is validly exercised and the purchase price for the shares is not paid within five business days of notice of nonpayment, the Series A holders at their option may claim the right, in lieu of receiving the mandatory redemption amount, to require the Company to issue a number of shares of common stock equal to the mandatory redemption amount divided by the conversion price then in effect for the Series A shares. If the holders of the Series A shares become entitled to exercise mandatory redemption and ultimately exercise that right, such redemption could have a material and adverse impact on the Company's liquidity and financial position, including its ability to continue research and development and commercialization efforts, or, if the holders claim the right to receive shares in lieu of the mandatory redemption amount, could result in the issuance of a significant number of shares of common stock and dilution of the existing common shareholders. Based upon the terms of the Preferred Stock, as of November 14, 2000 the 800 outstanding shares of Preferred Stock would be convertible into 2,781,824 shares of Common Stock. See the Company's Form 8-K dated May 21, 1998 for the terms of the Company's Series A Redeemable Preferred shares.

         In addition, the Company's Subscription Agreement with Swartz provides that the right of the Company to deliver a put notice and the obligation of Swartz to purchase put shares is conditioned on the Company's common stock being listed for and trading on the Nasdaq National Market, the Nasdaq SmallCap Market, the OTC Bulletin Board, the American Stock Exchange, or the New York Stock Exchange. Similarly, the Company's Credit Line agreement with the MDG provides that the right of the Company to deliver a put notice and the obligation of MDG to purchase the Company's 6% convertible debentures is conditioned on the Company's common stock being listed for and trading on the Nasdaq National Market, the Nasdaq SmallCap Market, the OTC Bulletin Board, the American Stock Exchange, or the New York Stock Exchange. The Company believes it would be eligible for listing on the OTC Bulletin Board. In the event that the Company's common stock is delisted from the Nasdaq National Market, there can be no assurance that the Company will be able to list its shares for trading on any of the alternative markets provided for in the respective Swartz or MDG agreements. In that event, the Company may be unable to put shares to Swartz or sell its 6% convertible debentures to MDG to raise capital (and may be required to make non-usage payments to Swartz), which is likely to have a material adverse impact on the Company's liquidity and financial position, including its ability to continue research and development and commercialization efforts. For additional information about the Swartz Subscription Agreement see the exhibits to the Company's Form 10-Q for the quarter ended March 31, 2000. For additional information about the MDG Investment Agreement see the exhibits to Amendment Number 2 of the Company's Registration Statement of Form S-2 as filed with the Securities and Exchange Commission on October 18, 2000.

         With respect to the acquisition of assets from Roche Diagnostics, there can be no assurance that the Company will obtain the necessary funds it is seeking through financing activities in the capital markets, funds generated in the ordinary course of business, and funds generated by the acquired operations after the local closings. Since the funds available under the Company's private equity line with Swartz and the Company's private credit line with MDG are

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

subject to the future market price and volume of trading of TCPI's common stock, the Company may be unable to obtain sufficient funds pursuant to the Swartz or MDG transactions on a timely basis, or at all. The Company does not currently have sufficient funds to make the second and final payments due under the asset purchase agreement. The agreement called for a second down payment of $3 million by September 17, 2000. The balance of $3,500,000 is payable in installments before the closing of each local asset purchase agreement in Germany, Uruguay, Switzerland, Spain, Italy and Argentina. Of this $3,500,000 balance, $750,000 was due as early as August 1, 2000 in connection with the closings in Germany, Spain and Switzerland, and $500,000 as early as September 1, 2000 in connection with the closing in Italy. The remaining balance would be due in connection with the closings in Uruguay and Argentina, which must occur by December 31, 2001. The majority of the assets the Company will be acquiring are located in Argentina. The local closings are conditioned on compliance with country-specific regulatory authorization and product registration by local health and regulatory authorities. To date, no closings have occurred and the Company has not made any additional payments to Roche. Because of this failure to make additional payments, the Company is currently in breach of the agreement. However, the Company is in discussions with Roche concerning a new date for payments, but there can be no assurance that these efforts will be successful. Absent a change in current market conditions that would allow the Company to draw down more funds from the Swartz equity line, and, once available, the GMF credit line, the Company does not currently anticipate using these funds to acquire the assets from Roche diagnostics. If the Company does not make the required payments, the Company will forfeit the $500,000 down payment. The failure to complete the acquisition of assets from Roche Diagnostics will have a material adverse effect on the financial condition of the Company since Roche may sell the assets to one of the Company's competitors who may decide not to sell the Company's products, which would result in a material decrease in revenues, thereby adversely affecting the Company's operating results.

         In 1998, the Company issued 15,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock is convertible into the Company's common stock at an exchange ratio based on the market price of the Company's Common Stock. Under certain circumstances, the Preferred Stock is redeemable at the option of the holders. To date, the Investor has converted 14,200 shares of Preferred Stock into 23,194,907 shares of Common Stock, and presently has 800 shares of the Company's Preferred Stock outstanding. Based upon the terms of the Preferred Stock, as of November 14, 2000 the outstanding shares of Preferred Stock would be convertible into 2,781,824 shares of Common Stock. For additional information related to this Preferred Stock transaction, see the Company's Annual Reports on Form 10-K for the years ended December 31, 1999 and 1998, respectively, and the Company's Report on Form 8-K filed on May 21, 1998.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At September 30, 2000, the Company had only cash and cash equivalents and no investments. The Company had no outstanding loans. As a result, a hypothetical 10% change in interest rates would have no impact on the fair value of these assets.

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         The Company is subject to claims and suits arising in the ordinary course of business. At this time, except as otherwise indicated, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain except as otherwise stated, if any, related to these lawsuits, or if any such loss will have a material adverse effect on the Company's results of operations or financial position, except as otherwise stated. For the year ended December 31, 1999 and the first six months of 2000, the Company incurred substantially increased litigation expenses compared to earlier periods. For the third quarter and nine-month periods ended September 30, 2000, such litigation expenses decreased from the comparable periods of the prior year.

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

         TCPI has previously obtained appeal bonds staying enforcement of the judgment against the Company and Mr. Aronowitz. As a result of the reversal of the judgment against Mr. Aronowitz, that bond is no longer required and collateral securing the bond has been released to TCPI. The Company believes that the bond presently in place with respect to TCPI may be required to remain in place to stay enforcement of the tortious interference judgment. On October 26, 2000, the court denied TCPI's motion to vacate the tortious interference judgment. The Company intends to appeal this ruling. TCPI has requested the court to stay enforcement of judgement pending appeal. There can be no assurance that the Company will be successful in vacating the judgment on appeal or staying enforcement of the judgment.

         The Company cannot reasonably estimate the liability, if any, at this time that may result from this matter and efforts to set the judgment aside and therefore the Company has not recorded an accrual for loss in the financial statements as of September 30, 2000.

         Noninvasive Glucose Monitoring Technology. In November 1997, a lawsuit was brought against the Company and Mr. Aronowitz in the United States District Court for the Southern District of Florida, styled Americare Diagnostics, Inc., Joseph P. D'Angelo, et al. v. Technical Chemicals and Products, Inc., et al. - Case No. 97-3654-CIV-JORDAN - relating to noninvasive glucose monitoring technology in which the plaintiffs allege, among other things, patent infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duty, breach of confidential relations, breach of trust, unfair competition and conversion. TCPI and Mr. Aronowitz have answered the complaint and have filed counterclaims against the plaintiffs for declaratory judgment that the patent-in-suit is invalid; patent misuse; patent prosecution fraud; trade libel; slander of title; commercial disparagement; unfair competition under the Lanham Act; tortious interference with a contract or advantageous business relationship; and for injunctive relief. In

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

December 1999, the discovery phase of this lawsuit ended and the court is presently proceeding with various pending motions. On November 8, 2000, the Company and Mr. Aronowitz filed a motion for summary judgement dismissing all the claims of certain plaintiffs and imposition of attorneys fees and costs. A trial date has not been set.

         Shareholder Class Action. During November 1998 through January 1999, several lawsuits were filed in the United States District Court for the Southern District of Florida - Case No. 98-7334-CIV-DIMITROULEAS - against the Company and Mr. Aronowitz on behalf of various shareholders alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. In general, plaintiffs allege that TCPI and Mr. Aronowitz made untrue and misleading statements in the Company's public disclosure documents and in certain press releases, articles and reports. The disclosures relate primarily to the development, clinical testing and viability of the Company's TD Glucose(TM) Monitoring System. The plaintiffs are seeking certification as a class on an unspecified amount of damages, interest, costs and attorneys' fees. On April 19, 1999, an Amended Consolidated Class Action Complaint was served upon the Company. In response, on June 18, 1999, the Company filed a motion to dismiss the Amended Consolidated Class Action Complaint. On July 3, 2000, the court dismissed all claims against Mr. Aronowitz and the Company, but granted plaintiffs leave to amend their complaint on or before July 24, 2000. On July 24, 2000, plaintiffs filed a second amended complaint, to which the Company has not yet responded. On August 25, 2000, the Company filed a motion to dismiss the Second Amended Complaint. On September 25, 2000, plaintiffs filed an opposition to a motion to dismiss. The court has not yet ruled on the motion to dismiss. The Company believes the allegations lack merit and plan to contest the allegations vigorously. At this time, the Company cannot reasonably estimate the ultimate loss, if any, related to these claims and therefore the Company has not recorded an accrual for loss as of September 30, 2000.

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

         The suit alleges violations of the Lanham Act, libel/defamation per-se, misappropriation of trade secrets and confidential information, cancellation of the Federal trademark "ANA-SAL," violations of the Florida Deceptive and Unfair Trade Practices Act, and common law unfair competition. Certain defendants filed a motion to dismiss, and on December 15, 1999, the court dismissed the count relating to unfair and deceptive trade practices under Florida law and struck certain allegations, but found that the remaining counts stated causes of action. On January 4, 2000, the Company and Mr. Aronowitz filed a Second Amended Complaint which omitted the count dismissed by the court and the allegations that the court struck. The Defendants Joseph P. D'Angelo, Americare Health Scan, Inc., and Americare Biologicals, Inc. have alleged counterclaims of malicious prosecution and abuse of process. The Company and Mr. Aronowitz have filed a motion to dismiss these counterclaims, and these defendants have since withdrawn those counterclaims. The court entered a default judgment against Medex, Inc. The Company and Mr. Aronowitz have reached a conditional settlement with The Creative Connection, Inc., and Debra Lapierre. This case is currently in the discovery phase. A trial date is set for April of 2001.

         Home Diagnostics Litigation. In November 1993, the Company and Mr. Aronowitz filed suit against Home Diagnostics, Inc. ("HDI"), for patent infringement, among other claims, in the United States District Court for the Southern District of Florida - Case No. 93-CIV-6999-DAVIS. The patents-in-suit are U.S. Patent Nos. 4,744,192 (the "'192 Patent") and 4,877,580 (the "'580
Patent").

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

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

         As a result, enforcement of the arbitration award has been stayed by a Florida court. On July 5, 2000, the state court continued the stay of enforcement of the award during the pendency of the Company's claims against Mr. Hooper and Hooper & Associates, Inc. in the federal action. At this time, the Company does not believe it is possible to estimate the ultimate loss, if any, related to the resolution of these matters and therefore the Company has not recorded any accrual for loss as of September 30, 2000.

         Judgment In Hazardous Waste Lawsuit. On January 31, 2000, the United States District Court for the Southern District of Florida - Case No. 98-6201-CIV - entered a judgment against TCPI and Mr. Aronowitz, in connection with a lawsuit brought by the United States of America on behalf of the Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1983, relating to the clean-up of a facility that during 1985 through 1992 contained alleged hazardous substances. The Company occupied this facility during part of 1992. The judgment holds the defendants, jointly and severally, liable for $401,177, representing their share of site clean-up costs, plus post-judgment interest as allowed by law. On October 6, 2000, TCPI reached a settlement with the United States in the amount of $650,000 payable over a 21-month period beginning in October 2000 with the first payment due within 30 days of execution of the formal settlement agreement and quarterly payments made thereafter on

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

the balance plus interest at the rate of 5.3% per year. Under the terms of this agreement, the Company made its first payment of $112,963 on October 13, 2000. TCPI's amended and restated articles of incorporation provide for indemnification, under certain circumstances, to the fullest extent permitted by law, of persons made party to an action by reason of the fact that such person is an officer or director of the Company. TCPI recorded an accrual for loss equal to $650,000 as of March 31, 2000.

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

         The Company has agreed to indemnify Roche Diagnostics and its affiliates and their respective officers against all damages, back royalties, costs, attorneys' fees and the like arising from or related to any and all patent infringement actions. Management intends to vigorously prosecute the Company's claims against the Unilever patent in the Italian Action and vigorously defend the claims asserted by Unilever in the German Actions. TCPI has, as the manufacturer of these products, previously provided the same indemnity to Roche Diagnostics. A majority of TCPI's sales in Europe relate to products covered by the patents that are the subject of the Italian Action and the German Actions. Consequently, a loss in this litigation may have a material adverse effect on the Company's results of operations and financial condition.

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

         Litigation with Former Chairman and Certain Family Limited Partnerships. On September 12, 2000, the Board of Directors of the Company voted to terminate the employment of Jack L. Aronowitz pursuant to the termination without cause provision of Mr. Aronowitz' Employment Agreement dated September 27, 1996 ("Employment Agreement"). Simultaneously, the Board voted to remove Mr. Aronowitz as Chairman, President and Chief Technical Officer of the Company. Mr. Aronowitz remains a Director of the Company.

         On September 13, 2000, a Letter of Intent was executed by the Company and Mr. Aronowitz that provided, among other things, that Mr. Aronowitz' signature on the Letter of Intent was deemed his resignation and retirement from the Company as Chairman, President, and Chief Technical Officer. In addition, the Letter of Intent was subject to the execution of a definitive Agreement as to the terms and conditions of Mr. Aronowitz' separation from the Company, which was to be signed by no later than September 20, 2000. No such definitive Agreement was entered into by September 20, 2000.

         Subsequent to the execution of the Letter of Intent, Mr. Aronowitz made certain demands on the Company that were beyond the scope of the Letter of Intent; including a demand that payments be made to him related to the Company's noninvasive TD Glucose(TM) Monitoring System and other technology. The Company rejected Mr. Aronowitz' demand.

         On October 19, 2000, the Company was served with a Summons and Complaint in an action commenced by Mr. Aronowitz in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida - Case No. 00017365. The named defendants are the Company, its directors (with the exclusion of Mr. Aronowitz) and the Company's general counsel. The Company believes the claims contained in this complaint are without merit and will vigorously defend itself in this lawsuit. An unfavorable outcome of this litigation would have a material adverse impact on the Company, including possible inability to sell the Company's TD Glucose Monitoring System. Mr. Aronowitz is seeking unspecified damages. The Company has until December 4, 2000 to respond to the Complaint.

         The 13 counts in Mr. Aronowitz' Complaint are (1) rescission of a Cancellation and Exclusive License Agreement dated January 31, 1996 ("License Agreement"), (2) breach of contract with respect to the Letter of Intent, (3) anticipatory breach of contract with respect to the License Agreement and a previous license agreement, (4) breach of the duty of good faith and fair dealing, which Mr. Aronowitz claims is owed to him, with respect to the Letter of Intent and the License Agreement (5) alleged fraud in the inducement in the signing by Mr. Aronowitz of the Letter of Intent and License Agreement, (6) fraud in the inducement against the individual directors and officer defendants as in count 5, (7) promissory estoppel against the Company, (8) promissory estoppel against the individual directors and officer defendants, (9) unjust enrichment against the Company, (10) tortious interference with contract against the individual directors and officer defendants, (11) breach of fiduciary duty against the individual directors and officer defendants, (12) Florida Racketeer Influenced and Corrupt Organizations Act count against the individual directors and officer defendants and (13) common law conspiracy against the individual directors and officer defendants.

         On November 9, 2000, the Company commenced an action in the United States District Court, Southern District of Florida - Case No.00-7656-CIV - against the Aronowitz Delaware 2 Family Limited Partnership, a Delaware limited partnership and successor to the maker of a negotiable promissory note dated August 28, 1998 in the amount $750,000. Mr. Aronowitz is a limited partner in the defendant family partnership and the guarantor of the note. The action was commenced after a scheduled payment on the loan was not made by the family limited partnership, and the principal amount of the loan was accelerated. The Company is seeking the balance due on the loan, approximately $713,000 together with attorneys fees.

         The net amount due Mr. Aronowitz under the termination without cause provision of his Employment Agreement (after deductions for taxes) as well as any other amounts due Mr. Aronowitz from the Company are being applied periodically to the reduction of Mr. Aronowitz' Guaranty obligation to the Company.

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

         On November 13, 2000, the Company commenced an action in the United States District, Court, Southern District of Florida - Case No. 00-7675-CIV - against a family limited partnership which is the current Licensor of the Cancellation and Exclusive License Agreement ("License Agreement") executed January 31, 1996 by Mr. Aronowitz. Mr. Aronowitz is a limited partner of one of the defendants. The action includes the Company's claims (1) for a declaratory judgment that the Licensor has no right, title or interest, in and to the technology of the Company's TD Glucose Monitoring System and that the Licensor has no rights to receive royalty payments on the sale or license by the Company of such technology, and (2) that the License Agreement terminates on the expiration dates of each of the licensed patents. In addition to the above claims, the Company is seeking its attorneys fees.

         Mr. Aronowitz beneficially owns or controls approximately 13% of the outstanding shares of TCPI's common stock.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from May 1, 2000 through September 30, 2000, the Company issued, or will issue, securities in the transactions set forth below. Each of these transactions was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder based on being issued in a transaction not involving a public offering.

         On May 3, 2000, the Company entered into a subscription agreement with Swartz for the purchase of up to $25 million in common stock under a private equity line. Under the subscription agreement, the Company can sell, and Swartz is required to purchase, up to $25 million of the Company's common stock to Swartz, subject to a formula based on stock price and trading volume, over a three-year period. Swartz will pay the Company the lesser of the market price for each share, minus $.10, or 92% of the market price for each share at the time the Company sells the shares to Swartz.

         In connection with the subscription agreement, on April 19, 2000, the Company issued to Swartz a warrant to purchase 312,500 shares of the Company's common stock, exercisable for a period of five years from March 17, 2000, with an initial exercise price equal to $1.9063. On April 19, 2000, the Company issued an additional warrant to Swartz to purchase 312,500 shares of the Company's common stock, exercisable for a period of five years from March 17, 2000, with an initial exercise price equal to $0.9375.

         On August 28, 2000, the Company entered into a securities purchase agreement with investors arranged through MDG, as placement agent. Under this agreement, the Company sold to the investors $696,000 of TCP's 6% convertible debentures due August 28, 2005 and $235,000 of TCPI's 6% convertible debentures due September 21, 2005. The debentures are convertible into shares of the Company's common stock at any time after 120 days from the closing dates of August 28, 2000 and September 21, 2000, respectively, at the lesser of $1.05 per share or 80% of the average closing bid prices of the Company's common stock during the 5 trading days immediately preceding the conversion. Also, in connection with the issuance of the 6% convertible debentures to the investors, upon completion of this funding the Company will issue to the investors warrants to purchase 600,000 shares of TCPI's common stock.

         On September 5, 2000, the Company entered into credit line agreement with GMF Holdings, arranged through MDG, as placement agent. Under the GMF credit line agreement, the Company has the option to sell, or "put," and GMF is required to purchase, up to $10 million of TCPI's 6% convertible debentures to GMF, subject to a formula based on stock price and trading volume, over a three year period. The debentures are convertible into shares of TCPI's common stock at the lesser of $1.40 per share or 90% of the lowest closing bid price of TCPI's common stock during the 20 trading days immediately preceding the conversion.

PART II  OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS (Continued)

         In connection with the convertible debenture transaction and credit line, MDG received cash compensation equal to 10% of the principal amount of convertible debentures issued under the securities purchase agreement and a five-year warrant to purchase 2,000,000 shares of TCPI's common stock at $1.50 per share. Additionally, in consideration for closing the convertible debenture transaction and arranging the credit line, the Company issued to MDG 750,000 shares of TCPI's common stock.

ITEM 5.  OTHER INFORMATION

Change in Board of Directors and Management

         On September 12, 2000, the Company's Board of Directors elected Martin Gurkin, Ph.D. as Chairman of the Board, succeeding Jack L. Aronowitz. In addition, the board appointed Elliott Block, Ph.D., the Company's Chief Executive Officer, to also become President. Also on this date, the Board of Directors of the Company voted to terminate the employment of Jack L. Aronowitz pursuant to the termination without cause provision of Mr. Aronowitz' Employment Agreement dated September 27, 1996 ("Employment Agreement"). Simultaneously, the Board voted to remove Mr. Aronowitz as Chairman, President and Chief Technical Officer of the Company. He remains a Director of the Company. Mr. Aronowitz has litigation pending against the Company, its directors, and its general counsel relating to his separation from employment and his license agreement with TCPI.

Delisting of the Company's Securities

         On September 28, 2000, the Company filed an appeal and requested a hearing in connection with the Nasdaq staff's decision of June 28, 2000 to delist TCPI's Common Stock from the Nasdaq National Market for not maintaining the $1.00 per share minimum bid requirement. A hearing was held on October 20, 2000 before the Nasdaq Listing Qualifications Panel. No determination has been made at this time. Pending completion of the review process, TCPI will continue to be listed on the Nasdaq National Market.

         Independent of the results of the hearing, the Company will remain a reporting company under the Securities and Exchange Commission rules. In the event the appeal process is unsuccessful, TCPI expects that its Common Stock would be traded on the Nasdaq OTC Bulletin Board under its current trading symbol. The OTC Bulletin Board is a regulated electronic quotation service that displays real-time quotes and last-sale price and volume information in over-the-counter (OTC) equity securities.

         The Company's amended Articles of Incorporation provide that, in the event of the failure of the Company's common stock to be listed for trading on the Nasdaq National Market or the Nasdaq SmallCap Market for ten consecutive days, the holders of the Company's Series A Preferred Stock may claim the option to require the Company to repurchase their shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number       Code                       Exhibit Description
------       ----                       -------------------
2.1          14         Business and Asset Purchase Agreement dated May 20, 2000
                        between Roche Diagnostics GmbH and TCPI Holdings, Ltd.

2.2          14         Guaranty Agreement dated May 20, 2000 between Roche
                        Diagnostics GmbH and the Company.

3.1          5          Amended and Restated Articles of Incorporation of the
                        Company.

3.2          5          Amended and Restated Bylaws of the Company.

3.3          4          Articles of Amendment to the Articles of Incorporation
                        of the Company.

3.4          15         Articles of Amendment of the Company's Amended and
                        Restated Articles of Incorporation.

4.2          3          Form of Common Stock Certificate of the Company.

4.3          11         Warrant to purchase Common Stock dated April 19, 2000 (1
                        of 2) between the Company and Swartz Private Equity,
                        LLC.

4.4          11         Warrant to purchase Common Stock dated April 19, 2000 (2
                        of 2) between the Company and Swartz Private Equity,
                        LLC.

4.5          11         Warrant between the Company and Swartz Private Equity,
                        LLC.

10.2         5          Amended and Restated 1992 Incentive Stock Option Plan.

10.3         5          Cancellation and Exclusive License Agreement between
                        Jack Aronowitz and the Company dated January 31, 1996.

10.4         5          Stock Option Agreement between the Company and Martin
                        Gurkin, Stuart R. Streger, Colin Morris, Kathryn
                        Harrigan, Clayton Rautbord and Stephen Dresnick. 10.5 15
                        The Company's 2000 Stock Option Plan.

10.6         2          Lease - Pompano Beach, Florida.

10.6.1       9          Business Lease Extension - Pompano Beach, Florida.

10.8         3          Warrant Agreement between the Company and Jack L.
                        Aronowitz.

10.8.1       1          Amended Employment Agreement dated October 9, 1998
                        between the Company and Jack L. Aronowitz.

10.9         1          Employment Agreement dated October 9, 1998 between the
                        Company and Jay E. Eckhaus.

10.17        7          Employment Agreement dated September 10, 1999 between
                        the Company and Elliott Block, Ph.D.

10.18        8          Employment Agreement dated November 22, 1999 between the
                        Company and Walter V. Usinowicz, Jr.

10.19        11         Employment Agreement dated May 27, 1999 between the
                        Company and Robert M. Morrow.

10.20        13         Investment Agreement dated May 3, 2000 between the
                        Company and Swartz Private Equity, LLC.

10.21        13         Registration of Rights Agreement dated May 3, 2000
                        between the Company and Swartz Private Equity, LLC.

10.22        17         Securities Purchase Agreement dated August 28, 2000.

10.23        17         Form of Warrant to Purchase Common Stock under the
                        Securities Purchase Agreement.

10.24        17         Form of Securities Purchase Agreement Debenture under
                        the Securities Purchase Agreement.

10.25        17         Placement Agency Agreement dated August 28, 2000 between
                        the Company and The May Davis Group, Inc.

10.26        17         Line of Credit Agreement dated September 5, 2000 between
                        the Company and GMF Holdings.

10.27        17         Form of Credit Line Debenture under the Credit Line
                        Agreement.

10.28        17         Registration Rights Agreement dated September 5, 2000.

10.29        17         Placement Agency Agreement dated September 5, 2000
                        between the Company and The May David Group, Inc.

10.30        17         Escrow Agreement dated August 28, 2000 between the
                        Company and First Union.

10.31        17         Escrow Agreement dated September 5, 2000 between the
                        Company and First Union.

27           Filed      Financial Data Schedule
             Herewith

             1 Incorporated by reference to the Company's Form 10-Q filed on November 12, 1998.

             2 Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on October 28, 1994 (No. 33-85756).

             3 Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on April 23, 1996 (No. 333-1272).

             4 Incorporated by reference to the Company's Form 8-K filed on May 21, 1998.

             5 Incorporated by reference to the Company's Registration Statement on Form S-1 filed on February 12, 1996 (No. 333-1272).

             6 Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on March 20, 1996.

             7 Incorporated by reference to the Company's Form 10-Q filed on November 9, 1999.

             8 Incorporated by reference to the Company's Form 8-K filed on December 15, 1999.

             9 Incorporated by reference to the Company's Form 10-K filed on March 30, 2000.

             10 Incorporated by reference to the Company's Form 10-K filed on March 30, 2000.


             11 Incorporated by reference to the Company's Form 10-Q filed on May 16, 2000.

             12 Incorporated by reference to the Company's Proxy Statement on Form 14A filed on May 31, 2000.

             13 Incorporated by reference to the Company's Registration Statement on Form S-2 filed on June 9, 2000.

             14 Incorporated by reference to the Company's Form 8-K filed on June 8, 2000.

             15 Incorporated by reference to the Company's Form 10-Q filed on August 15, 2000.

             16 Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-2 filed on July 26, 2000.

             17 Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-2 filed on October 18, 2000.

             18 Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-2 filed on November 1, 2000.

             (b)  Reports On Form 8-K

                  During the quarter ended September 30, 2000, the Company filed a report on Form 8-K on September 14, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TCPI, INC.

Date:    November 14, 2000            By:  /s/ Walter V. Usinowicz, Jr.
                                           -------------------------------------
                                      Walter V. Usinowicz, Jr.
                                      Vice President and Chief Financial Officer
                                      (Duly authorized officer and principal
                                      accounting officer)