Form 10-K
period 2000-12-31
TCPI INC
filed 2001-03-23
CIK 924921

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                             SECURITIES ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______________ TO ___________

                         COMMISSION FILE NUMBER 0-25406
                                                -------

                                   TCPI, INC.
             (Exact name of registrant as specified in its charter)

  Florida                                                    65-0308922
  -------                                                    ----------
  (State or jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  3333 S.W. 15th Street, Pompano Beach, Florida                  33069
  ---------------------------------------------                  -----
   (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (954) 979-0400

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of exchange
  Title of each class                                  on which registered
  ------------------                                   -------------------
  None                                                 None

Securities registered pursuant to 12(g) of the Act: Common Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of Common Stock held by non-affiliates as of March 20, 2001 was approximately $3,346,657 (based upon the closing sale price of $0.044 per share on the NASD OTC Bulletin Board on March 20, 2001).

         As of March 20, 2001, 80,640,911 shares of the Registrant's $.001 par value Common Stock were outstanding.

                       EXHIBIT INDEX IS LOCATED ON PAGE 67

================================================================================

                                      INDEX

Description                                                                                    Page Number
-----------                                                                                    -----------
                                     PART I

ITEM 1.  Business .........................................................................        4
         Our Business .....................................................................        4
         Our Product Portfolio ............................................................        4
         Strategic Direction ..............................................................        6
         Key Products .....................................................................        7
                Non-Invasive Glucose Monitoring ...........................................        7
                Cholesterol Home Screening Tests ..........................................        8
                MicroGlucose Glucose Monitoring System ....................................       10
                HealthCheck(R)Home Diagnostic Products ....................................       11
                Cholesterol Monitoring System For Professional Use ........................       11
         Biochemical Manufacturing ........................................................       13
         Product Research and Development .................................................       13
         Manufacturing and Materials ......................................................       13
         Patents, Trademarks and Technologies .............................................       14
         Competition ......................................................................       15
         Employees ........................................................................       16
         Governmental Regulation ..........................................................       16
         Product Liability Insurance ......................................................       18

ITEM 2.  Properties .......................................................................       18

ITEM 3.  Legal Proceedings ................................................................       18

ITEM 4.  Submission of Matters to a Vote of Security Holders ..............................       22

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters ..............................................................       23

ITEM 6.  Selected Financial Data ..........................................................       24

ITEM 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................................       25
         Year Ended December 31, 2000 Compared
            to Year Ended December 31, 1999 ...............................................       25
         Year Ended December 31, 1999 Compared
            to Year Ended December 31, 1998 ...............................................       26
         Financial Condition ..............................................................       27
         Liquidity and Capital Resources ..................................................       28
         Forward Looking Statements .......................................................       31
         Risk Factors And Other Disclosures ...............................................       32
                Operating Losses ..........................................................       32
                Need For Additional Capital To Continue Operations ........................       32
                Need For Additional Authorized Shares Of Common Stock To
                   Raise Additional Capital Necessary To Implement Business
                   Plan ...................................................................       32
                Changes In Securities And Use Of Proceeds .................................       33

                                      INDEX

Description                                                                                    Page Number
-----------                                                                                    -----------
                Impact Of Sale Of Material Amounts Of Common Stock ........................       34
                Change In Board Of Directors And Management ...............................       34
                Acquisition Of Certain Business Assets Of Roche Diagnostics ...............       34
                Suspension Of Clinical Trials For A Principal Product Under
                   Development ............................................................       35
                Delisting Of Common Stock .................................................       35
                Judgements From Pending Litigation Could Adversely Affect
                  Financial Condition .....................................................       36
                Environmental Matters .....................................................       36
                Impact Of Inflation .......................................................       37
                Dependence On Key Personnel ...............................................       37

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks ......................       37

ITEM 8.  Financial Statements And Supplementary Data ......................................       37
         Report of Independent Certified Public Accountants ...............................       38
         Consolidated Balance Sheets ......................................................       39
         Consolidated Statements of Operations ............................................       40
         Consolidated Statements of Redeemable Preferred Stock
           and Common Stockholders' Equity ................................................       41
         Consolidated Statements of Cash Flows ............................................       43
         Notes to Consolidated Financial Statements .......................................       45

ITEM 9.  Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure ............................................       61

                                    PART III

ITEM 10. Directors and Officers of the Registrant .........................................       62

ITEM 11. Executive Compensation ...........................................................       62

ITEM 12. Security Ownership of Certain Beneficial Owners
           And Management .................................................................       62

ITEM 13. Certain Relationships and Related Transactions ...................................       62

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................       62
         Schedule II - Valuation and Qualifying Accounts ..................................       62
         Exhibits Description .............................................................       63
         Signatures .......................................................................       66
         Index to Exhibits ................................................................       67
         Consent of Ernst & Young LLP .....................................................       69

                                     PART I

ITEM 1.  BUSINESS

Our Business

         We market point-of-care medical diagnostic products for use at home, in physician offices, and other healthcare locations and distribute them worldwide through multiple channels under our HealthCheck(R) brand as well as original equipment manufacturer ("OEM") and private label programs. We also market our patented SR-38(TM) skin permeation enhancer and own a patent-protected, proprietary portfolio of transdermal and dermal drug delivery technologies. In addition, we manufacture high purity specialty biochemicals.

         We market in the U.S. and internationally medical diagnostic testing products that utilize membrane-based technology. Diagnostic products sold in the United States have received 510(k) marketing clearance from the United States Food and Drug Administration. The balance of our diagnostic products are from time-to-time in various stages of development, clinical and regulatory review in the U.S. and overseas, or intended for export outside the U.S. Our patented SR-38 skin permeation enhancer is marketed under an exclusive worldwide license with trademark rights to LVMH-Moet Hennessy Louis Vuitton, Inc. ("LVMH") for cosmetic use. We also own a portfolio of development-stage, transdermal/dermal technologies in the areas of smoking addiction reduction, hormone replacement therapy, and cardiovascular disease, as well as other skin permeation enhancers. We presently hold 26 U.S. and foreign patents, and have 61 domestic and foreign patent applications pending.

Our Product Portfolio

         We currently market various over-the-counter ("OTC") and professional-use medical diagnostic products under our HealthCheck brand and on a private label and OEM basis. These products utilize rapid testing procedures to detect and/or quantify substances in urine or blood. We also market and have available various skin permeation enhancer formulations for pharmacological use. Our product portfolio presently includes:

          -    family planning (pregnancy detection and ovulation timing)
          - cholesterol monitoring and detection of diabetes, urinary tract infection and kidney and bladder disease, skin cancer and deteriorating vision
          -    drugs of abuse
          -    SR-38 and other skin permeation enhancers

         We also have certain key diagnostic products in various stages of development that include:

          -    our noninvasive TD Glucose(TM) Monitoring System for diabetics
          - our new Total Cholesterol Home Screening Test(TM)and HDL Cholesterol Home Screening Test(TM) for OTC use
          - our new MicroGlucose(TM) Meter and Test strips for OTC and professional use glucose monitoring
          - our new TriMeter(TM) Monitoring System for professional use Total and HDL Cholesterol monitoring

         We market diagnostic products worldwide through multiple distribution channels that include:

          - OEM marketing relationships with multinational pharmaceutical and diagnostic companies for product use on a professional and/or OTC basis

          - our proprietary HealthCheck and private-label brands for OTC consumer use

          - Internet sales via our Web site at www.health-check.com and www.tcpi.net.

         In the OEM sector, a significant portion of our business relates to our patented SR-38 skin permeation enhancer program with LVMH. Another large component of the OEM sector includes our family planning products for pregnancy and ovulation that are marketed by Roche Diagnostics GmbH ("Roche Diagnostics") of Mannheim, Germany for international distribution under their EVATEST(R) (pregnancy), EVAPLAN(R) (ovulation) and other similar trademarks. We are presently involved in the planned acquisition of these business assets in certain countries from Roche Diagnostics as outlined below, and have assumed responsibility for the marketing and distribution of these products in Europe. The OEM sector also includes marketing of our screening tests for drugs of abuse and infectious diseases by other OEM customers for distribution in the U.S. and/or international markets based on regulatory clearance. In addition, in 1999, we opened our sales and marketing office in Milan, Italy to expand international distribution of our OEM, OTC and private label diagnostic products outside of North America. International sales of our diagnostic products are ongoing. Product marketing and/or registration with local health officials are underway in a number of foreign countries.

         Our HealthCheck and private-label diagnostic products are currently available on an OTC basis in more than 26,000 pharmacies, supermarkets and mass merchandise retail stores throughout the United States and Canada as well as community pharmacies that are supplied directly by leading drug wholesale distributors. We private label our family planning products for approximately 14 drug, discount and supermarket chains.

The Roche Diagnostics Transaction

         On May 20, 2000, our wholly owned Cayman Islands subsidiary, TCPI Holdings, Ltd. ("TCPI Holdings"), entered into a business and asset purchase agreement with Roche Diagnostics to acquire certain trademarks, distribution rights and business assets of the worldwide OTC pregnancy and ovulation testing business carried on by Roche Diagnostics. We agreed to guarantee TCPI Holdings' performance under the asset purchase agreement. The trademarks include EVATEST(R), EVAPLAN(R), EVENT-TEST(R), DIAGNOSIS(R) and related goodwill. The majority of the assets we intended to acquire are located in South America with the balance in Europe. We made a down payment of $500,000 upon signing of the asset purchase agreement. The acquisition of assets from Roche Diagnostics had been contingent on us obtaining sufficient funds to make the remaining payments due under the contract. We did not make the second and third payments due under the asset purchase agreement. Roche Diagnostics has decided to continue to operate this business in Argentina and Uruguay. We have, however, with the concurrence of Roche Diagnostics, taken over the marketing of the products in Germany, Italy, Spain and Switzerland through an independent distributor that is well established in these markets; and are in continuing discussions with Roche Diagnostics concerning the acquisition of its assets in those countries. The down payment of $500,000 we made in May 2000 will be applied to the purchase of these assets.

         Further, our obligation, which also existed before we entered into the asset purchase agreement, to indemnify Roche Diagnostics in connection with patent infringement claims, including the litigation with Unilever, survives the termination of the asset purchase agreement. In addition, while Roche Diagnostics presently continues to market our products, it may in the future sell the assets to one of our competitors, who may decide not to sell our products, which would result in a material decrease in revenues, thereby adversely affecting our operating results. Presently, however, Roche Diagnostics has indicated to us it intends to continue to own and operate this business.

         In 2000, approximately 71% of our total product sales were to international customers. Sales to LVMH accounted for approximately 46% of product sales; Roche Diagnostics accounted for approximately 16% of product sales; and CVS Distribution, Inc. (CVS Drug Stores) accounted for approximately 16% of product sales.

         Our executive offices are located at 3333 S.W. 15th Street, Pompano Beach, Florida 33069, and our telephone number is (954) 979-0400.

Strategic Direction

Diagnostic Products:

         Our core strategic objective is to continue to develop, manufacture and market a range of OTC and professional use point-of-care medical diagnostic products for distribution through multiple channels on a global basis. In doing so, we intend to provide medical diagnostic products that offer accuracy, efficacy, ease of use and reduced costs. In order to accomplish this objective, we have developed the following strategy:

     - We have developed and plan to continue to develop and market medical diagnostic products that we believe are accurate, easy to use and cost-effective, and provide disease-specific information to health care providers and patients. We believe that our business approach is consistent with current trends to reduce the overall cost of health care by providing high quality, value-added products that offer an improved benefit-to-cost ratio over competitive products, where they exist.

     - We have developed and plan to continue to develop and market a range of medical diagnostic products that we believe represent a diversified product base that could increase potential business opportunities, provide new product introductions over time and reduce the risks associated with reliance on a single product or technology.

     - We concentrate our development efforts on large existing markets where we believe there could be significant demand for our products. For example, industry estimates project the worldwide finger-stick blood glucose monitoring market to be approximately $4 to $5 billion annually.

     - We plan to expand distribution for our medical diagnostic products and also enter into strategic alliances with pharmaceutical and medical diagnostic companies as well as independent distributors for the distribution and marketing of certain of our diagnostic products. We believe that these companies will have significantly greater financial, marketing and other resources than us such that they will be able to market our products through a broader range of distribution channels.

     - We plan to continue to expand direct and indirect distribution of our OTC HealthCheck and private-label family planning products as well as OEM and private-label distribution of our diagnostic testing and screening products for drugs of abuse throughout North America and certain international markets.

         There can be no assurance that we will be able to successfully develop and market new products on a profitable basis or at all; or that we will be able to successfully negotiate strategic alliances or licensing agreements, or that the terms of any such alliances or licensing agreements will be more favorable to us than the terms that we could otherwise obtain.

Transdermal Technologies:

         We anticipate that the ongoing commercialization of our skin permeation enhancers will continue. In June 1999, we closed our transdermal/dermal research and development facility in California. As a result, the strategic direction related to our portfolio of transdermal/dermal drug delivery technology will advance only with third party involvement to fund final product development, conduct clinical testing and obtain regulatory approvals, and market the product(s); or license or divest the technology or related patents.

         There can be no assurance that we will be able to successfully negotiate strategic alliances or licensing agreements with third parties on favorable terms or at all, or that we will be able to successfully divest the technology or related patents.

Key Products

1.  Noninvasive Glucose Monitoring

         The Product:

         We are developing our noninvasive TD Glucose(TM) Monitoring System that is intended to be a painless, bloodless and easy to use method for diabetics to monitor their glucose levels without the discomfort and inconvenience associated with available finger stick blood glucose monitoring systems. However, we have suspended clinical trial efforts regarding this product and returned to the development stage to further refine the optical TD Glucose meters. At this time, we do not have sufficient funds to continue development of this product without an infusion of additional capital or other source of funds.

         Our TD Glucose Monitoring System incorporates a small skin patch and electronic meter to monitor glucose levels. After the patch has been placed on the forearm for five minutes, a small electronic meter is held up to the patch and produces a glucose reading. The single-use patch is then removed and disposed.

         Our TD Glucose Monitoring System is nontoxic and safe. It combines proprietary, patent-pending transdermal technology with membrane-based diagnostic technology. The alliance of these technologies permits dermal glucose to be transported into the patch where it causes a chemical reaction and color change in the membrane. Special optics in an electronic meter detects the color change and provides a glucose reading.

         The retail price of our TD Glucose Monitoring System will be determined in conjunction with our future strategic partner(s) responsible for distribution and marketing, and is expected to be competitive with currently available finger-stick blood glucose monitoring systems.

         We anticipate that our first-generation noninvasive glucose monitoring technology will be available by prescription only. The physician would determine whether to calibrate the TD Glucose Meter to the individual diabetic patient or utilize universal algorithms such that individual calibration would not be necessary.

         Clinical Trials:

         Clinical trials on the TD Glucose Monitoring System ended in January 2000. Since that time we have focused on further refinements of the optical TD Glucose meters that we believe are necessary to achieve greater precision before initiating expanded clinical trials that are required to obtain FDA consideration of this device. The optical meters measure the color produced on the membrane in the noninvasive patch in response to the level of glucose present. We cannot submit the TD Glucose Monitoring System to the FDA for clearance until we conduct clinical trials and, at present, we cannot determine when clinical trials will resume. Accordingly, we cannot provide assurance that (1) we will be able to make the refinements necessary for us to resume clinical trials, (2) we will not experience further significant delays and/or expenses in completing development, conducting clinical trials or obtaining regulatory clearance for this product in the U.S. or other countries, (3) that clinical trials will be successful or produce data suitable for submission to the FDA, (4) that the TD Glucose Monitoring System will be able to obtain the necessary FDA marketing clearance pursuant to the diagnostic regulatory guidelines under Section 510(k) or Pre-Market Approval ("PMA") (see - Item 1. Business, Governmental Regulation), or (5) that there will not be products on the market that are technologically equal to or superior to the TD Glucose Monitoring System.

         Limited Comparison Study Data:

         In August 1998, the first algorithms (complex mathematical formulas) used to calibrate the TD Glucose Meter to the individual patient were developed and comparison study data were presented at the 1998 European Association for the Study of Diabetes conference in Barcelona, Spain. Subsequent data from a clinical study at the Washington University School of Medicine were presented at a Symposium at the American Diabetes

         Association annual meeting held in June 1999 and at the 17th International Diabetes Federation Congress in November 2000. In these studies the TD Glucose Monitoring System demonstrated a high degree of correlation with current finger stick technology.

         Marketing:

         We intend to pursue strategic partnerships with pharmaceutical and diagnostic companies for global and/or regional marketing and distribution rights for our TD Glucose Monitoring System. The typical structure of such licensing agreements in the pharmaceutical, biotechnology and medical technology environment is milestone driven whereby both parties define major and minor development events and an associated payment for achieving each threshold. Such agreements may also include provisions for royalty payments based on sales and transfer pricing of finished goods, among other terms and conditions. There can be no assurance that we will be successful in locating strategic partners or executing licensing agreements, or that the terms and conditions of such agreements will be favorable to us.

         Manufacturing:

         We intend to manufacture TD Glucose Meters and TD Glucose Patches and sell these finished goods to our strategic partner(s) for their distribution on a global and/or regional basis, respectively. However, the potential also exists that any strategic partner(s) may elect to directly or indirectly control manufacturing of the TD Glucose Meters and/or TD Glucose Patches. With respect to self-manufacturing, we have undertaken the following:

         - During 1998, we established Technical Electronics Corporation, a joint venture company 80% owned by us, to manufacture certain of our electronic devices. Through an affiliate of this joint venture partner, we have access to manufacturing capabilities in China.

         - During 1999, we commenced the engineering phase of the manufacturing scale-up process to commercially produce TD Glucose patches. These activities are ongoing and include the design of high-speed, state-of-the-art machinery to conduct the complex manufacture and automatic packaging of TD Glucose patches.

         Advancement of the manufacturing scale-up process by us or our future strategic partner(s) is contingent upon our success related to current and future refinements to the TD Glucose Monitoring System, establishment of a strategic partnership(s), and any clinical and/or regulatory requirements associated with the TD Glucose Monitoring System, and our ability to successfully fund development of this product. In addition, there can be no assurance that the engineering or manufacturing scale-up process for the TD Glucose Patches and/or TD Glucose Meters will be successful or that finished products will be produced in sufficient quality or quantity, or on a timely or cost-effective basis.

2.       Cholesterol Home Screening Tests

         The Products:

         We have developed cholesterol screening tests for at-home use by consumers to determine their total cholesterol and HDL (good) cholesterol levels using samples of whole blood obtained by the finger stick method. These products are presently being marketed by independent distributors in several international countries utilizing a prior version of these tests. For the U.S. and other overseas markets, we have developed home cholesterol screening tests that will utilize our new visually read test strips for Total cholesterol and HDL cholesterol and incorporate our revised results color chart.

         The test strips use membrane-based technology designed to produce an end-point color reaction in the membrane in proportion to the amount of total or HDL cholesterol present in the blood sample. A color chart included with each kit is then used to check results. Upon the successful completion of clinical trials and receipt of regulatory approval, we anticipate these products will be available for sale on an OTC basis under our HealthCheck brand and/or private label programs.

         To perform these OTC screening tests, a lancet is used to prick the fingertip and apply a drop of blood to the test strip. After three (3) minutes, the user visually matches the blue-green color appearing on the reverse side of the strip with the best corresponding color block printed on a color chart provided with the test kit. Each color block is associated with a numerical value that corresponds to a unique range of total cholesterol or HDL cholesterol concentrations. Interpretation of the test strip color with the best corresponding color block will be conducted according to National Cholesterol Education Program ("NCEP") guidelines. Based on current NCEP guidelines, test results (in mg/dL units) are divided into the following diagnostic categories:

                  Total Cholesterol            HDL Cholesterol
                  -----------------            ---------------
                  Desirable:  Less Than 200    Desirable: Greater Than 35
                  Borderline:  200-240
                  High:  Greater Than 240

         Clinical/Regulatory Status:

         For our new U.S. format OTC total cholesterol home screening test, we have completed modification of the results color-chart and pre-clinical trials, and are moving ahead to perform pivotal clinical trials to collect the data necessary for a 510(k) submission to the FDA seeking OTC marketing clearance. Previously, we submitted a prior version of this product to the FDA and reported in March 2000 that it did not obtain OTC marketing clearance. We have retained the services of an independent consultant to assist us through the clinical trial and FDA submission process for this product. Upon completion of the required clinical work, we plan to file a submission to the FDA. Such clinical trials will conform to the FDA Guidance for 510(k)s on Cholesterol Tests and, based on the results, we anticipate requesting clearance to market this product as a home screening test. There can be no assurance that clinical trials for our OTC total cholesterol home screening test will be successful or produce data suitable for a 510(k) submission to the FDA, or that this product will receive marketing clearance on a timely basis, or at all.

         Marketing:

         Upon receipt of FDA marketing clearance, we expect these OTC screening test kits will be sold in pharmacies under our HealthCheck brand in the U.S. and internationally as well as under private label and OEM programs. We also intend to sell these products online directly to consumers over our Web site. We anticipate these products will be available in Total cholesterol, HDL cholesterol, and combination package formats with supplies for two screening tests.

         About Cholesterol And Cholesterol Monitoring:

         In response to evidence linking high total cholesterol levels to heart disease, the National Institutes of Health ("NIH") launched the National Cholesterol Education Program ("NCEP"), a nationwide effort to reduce the prevalence of high blood cholesterol. In 1988, the NCEP issued guidelines for the testing of all adults over 20 years of age for high blood cholesterol, and more extensive lipid monitoring and treatment for those found to be in high risk categories. In 1991, testing guidelines were expanded to include children over the age of two with a family history of high blood cholesterol or coronary heart disease.

         According to industry research conducted by Frost and Sullivan, the U.S. market for all cholesterol testing is approximately $250 million per year. Coronary Artery Disease ("CAD") is still the number one cause of death in the U.S. The disease is typically asymptomatic with the first indicator being a heart attack. Routine cholesterol screening can identify individuals at risk.

         Cholesterol and lipoprotein tests are generally performed in the laboratory using blood samples taken from patients in a hospital or on an outpatient basis in a doctor's office. Most testing uses highly automated equipment and enzymatic chemistry. The main disadvantage of these systems is the lack of immediate results. We believe home testing for cholesterol is currently in the introductory stage of market development. There are currently several OTC total cholesterol home screening tests on the market that have higher acquisition costs or require longer times to obtain results than our products. Based on the technology employed by our products and that we are the manufacturer of these products, we believe our OTC cholesterol home screening tests will offer us certain competitive advantages. There can be no assurance that upon completion of clinical trials and receipt of marketing clearance for our OTC home cholesterol screening tests there will not be products on the market that are technologically equal to or superior than our products, that we can competitively price our products or be able to capture any portion of the home cholesterol screening market.

3.  MicroGlucose(TM) Glucose Monitoring System

         The Product:

         We are developing a monitoring system for at-home and professional use by diabetic patients to determine their glucose level using a sample of whole blood obtained by the finger stick method. Our MicroGlucose(TM) system is a quantitative device that utilizes an electronic meter and test strips for the analytical measurement of glucose. Our MicroGlucose meter is approximately a palm-sized optical reflectance meter that is used in conjunction with our test strips that are specific to the glucose analyte. The test strips use membrane-based technology designed to produce an end-point color reaction that is proportional to the amount glucose present in the whole blood sample.

         To perform a glucose test using the MicroGlucose system, the diabetic inserts the test strip into the meter, uses a lancet to prick their fingertip and applies a drop of whole blood to the test strip. The meter will automatically display the test result. We anticipate that the amount of whole blood required to produce a test result, the amount of time each reading will take to display, and the amount of memory to store prior glucose determinations for the MicroGlucose system will be competitive with currently available blood glucose meters.

         Clinical/Regulatory Status:

         Our MicroGlucose system is currently in the development phase. Successful development, clinical evaluation and regulatory approval would be required before our MicroGlucose system can be commercially manufactured and marketed. There can be no assurance that development of our MicroGlucose system will be completed on a timely basis, or at all, or that clinical trials for our MicroGlucose system will be successful or produce data suitable for a 510(k) submission to the FDA, or that this product will receive marketing clearance on a timely basis, or at all.

         Marketing:

         We intend to manufacture the test strips for our MicroGlucose monitoring system and anticipate entering into a strategic partnership(s) for distribution and marketing of these finished goods on a global and/or regional basis. The potential also exists for us to directly market our MicroGlucose system on a branded, private label or OEM basis. There can be no assurance that we will be successful in our manufacturing efforts or in locating strategic partners or executing licensing agreements, or that the terms and conditions of such agreements will be favorable to us. Further, there can be no assurance that there will not be products on the market that are technologically equal to or superior to the MicroGlucose system.

4.  HealthCheck(R)And Private Label Home Diagnostic Products

         We manufacture and market our proprietary HealthCheck brand of at-home medical diagnostic testing and screening products to chain drug stores and community pharmacies, supermarkets and mass merchandise retail stores and drug wholesale distributors in the U.S. and internationally. We also market these products online through our Web site at www.health-check.com. In addition, we market our family planning pregnancy and ovulation testing products, as well as certain of our home screening tests, on a private label basis to approximately 14 chain drug stores and community pharmacies, supermarkets, mass merchandise retail stores and drug wholesale distributors in the U.S. and Canada.

         Our HealthCheck product line consists of home testing kits for pregnancy and ovulation; home screening tests for diabetes, urinary tract infection, kidney and bladder disease, and cholesterol; monitoring kits for skin cancer and deteriorating vision; and a series of health journals for use by consumers.

         Our HealthCheck products are presently being sold at approximately 26,000 chain drug stores and community pharmacies, supermarkets and mass merchandise retail stores and drug wholesale distributors in the U.S. and Canada. In addition, international sales and/or product registration are being conducted in foreign countries under the direction of independent distributors responsible for such activities.

         Marketing:

         Our current strategy for the HealthCheck brand includes ongoing domestic expansion through greater penetration of the retail pharmacy, supermarket, mass merchandise and drug wholesale distribution channels as well as establishing international distribution for our home testing products that offer cost-effective pricing to the consumer.

         We believe that simple-to-use products with the ability to perform accurate, quantitative tests without an instrument will continue to create new market opportunities for home health screening and monitoring. One of our strategies for competing in this market is to produce improvements over existing at-home and other point-of-care testing products, where possible. According to industry studies, growth in the at home diagnostic testing market is being experienced as health care providers and third party payers recognize that regular diagnostic testing can result in earlier detection of medical conditions and diseases, more accurate diagnosis and more effective treatment as individuals become more involved with their own health. In addition, home testing for a variety of health conditions is becoming increasingly accepted and understood by consumers much like home pregnancy testing was 10 to 15 years ago. There can be no assurance that we will be successful in our manufacturing or marketing efforts related to our home diagnostic testing and screening products in the U.S or international markets. Further, there can be no assurance that there will not be products on the market that are technologically equal to or superior to our home diagnostic testing and screening products.

5.  Cholesterol Monitoring System For Professional Use

         The Product:

         We are developing analytical monitoring products for professional use in doctors' offices, clinics, and other healthcare settings to rapidly determine total and HDL (good) cholesterol and glucose levels using samples of whole blood obtained by the finger stick method. Our new TriMeter(TM) system is a quantitative device that utilizes an electronic meter and test strips for analytical measurement of Total cholesterol, HDL cholesterol and glucose. We may also consider developing a smaller version of the TriMeter system for patients to use at home on a prescription basis. In addition, healthcare professionals will also have the option of using our visually read cholesterol tests for initial screening.

         Our TriMeter system is expected to be approximately a palm-sized optical reflectance meter that will be used in conjunction with test strips that are specific to each of the analytes. The test strips will use membrane-based technology designed to produce an end-point color reaction in the membrane in proportion to the amount of Total cholesterol, HDL cholesterol or glucose present in the respective blood sample.

         To perform these monitoring tests using the TriMeter, the operator will insert the desired test strip into the meter and select the corresponding test from the TriMeter test menu, use a lancet to prick the fingertip of the patient and apply a drop of whole blood to the test strip. Within approximately 1 to 3 minutes, the meter will automatically display the test result as expressed in mg/dL concentration units. Only one test can be performed at a time. The meter is expected to have on-board data storage capabilities and require only one daily calibration using the color calibration strips provided.

         Interpretation of the total and HDL cholesterol test strips will be conducted according to National Cholesterol Education Program ("NCEP") guidelines. Based on current NCEP guidelines, test results (in mg/dL units) are divided into the following diagnostic categories:

                  Total Cholesterol               HDL Cholesterol
                  -----------------               ---------------

                  Desirable:  Less Than 200       Desirable:  Greater Than 35
                  Borderline:  200-240
                  High:  Greater Than 240

         Interpretation of the glucose test strip will be conducted according to the most recent guidance document issued by the FDA.

         Clinical/Regulatory Status:

         Upon successful development, clinical evaluation and regulatory approval would be required before our TriMeter system can be commercially manufactured and marketed. There can be no assurance that development of our TriMeter system will be completed on a timely basis, or at all, or that clinical trials for our TriMeter system will be successful or produce data suitable for a 510(k) submission to the FDA, or that this product will receive marketing clearance on a timely basis, or at all.

         Marketing:

         Our TriMeter monitoring system is designed to provide a quantitative digital readout of the total and HDL cholesterol and glucose value. We believe that the TriMeter system may overcome the disadvantages of laboratory testing by offering the healthcare provider and patient a quick and easy-to-use method of testing for cholesterol and/or glucose in the physician's office, clinic, pharmacy or other location. With a real-time result, the healthcare provider is able to counsel the patient and begin immediate treatment, eliminating the need for a follow-up visit. Such disadvantages of laboratory testing include the costs and delays associated with utilizing laboratories, including those associated with specimen collection, preservation, transportation, processing and reporting results.

         We intend to manufacture the TriMeter device and related test strips monitoring system and anticipate entering into a strategic partnership(s) for distribution and marketing of these finished goods on a global and/or regional basis, respectively. However, the potential also exists that our strategic partner(s) may elect to directly or indirectly control manufacturing of the TriMeter. The potential also exists for us to directly market the TriMeter on a branded, private label or OEM basis. There can be no assurance that we will be successful in our manufacturing efforts or in locating strategic partners or executing licensing agreements, or that the terms and conditions of such agreements will be favorable to us. Further, there can be no assurance that there will not be products on the market that are technologically equal to or superior to the TriMeter.

Biochemical Manufacturing

         We also currently manufacture the specialty chemical Tris and its analogs, a biological buffer having numerous applications in the manufacturing of pharmaceutical, cosmetic, diagnostic and other products. Although we are capable of manufacturing other biochemical products, we do not intend to broaden our product line at this time. We do, however, intend to continue manufacturing and selling Tris.

Product Research and Development

         Our diagnostic products are in various stages of commercialization and include products that are already on the market and from time to time in development, clinical evaluation and regulatory review seeking marketing clearance. We conduct research and development ("R&D") to attempt to strengthen and broaden our existing products, develop specific applications related to our present technology, and develop new products and systems. Our development strategy includes the identification of diagnostic products and systems that are expected to be needed by a significant number of potential customers, and to allocate a greater share of our R&D resources to areas with the highest potential for commercial success. The total amount spent for R&D activities is identified in the statement of operations in the accompanying consolidated financial statements.

         Our transdermal and dermal drug delivery technologies are presently in the pre-clinical stage of development. We anticipate that advancement of any or all of these technologies will occur only with third party involvement to fund final product development, conduct clinical testing and obtain regulatory approvals, manufacture, and market the product(s); or license or divest the technology or related patents. We closed our transdermal and dermal research and development facility in California in June 1999 and ceased operations of internal and customer-sponsored research and development projects. Contract revenue for such customer-sponsored R&D projects was $0, $147,000, and $151,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Further, due to our limited resources, we may be unable to complete the development of all of our planned products and may only be able to complete the development of those products that we believe have the greatest potential for commercial success. There can be no assurance; however, that the products selected for development by us or that have received regulatory approval and are introduced into the market will, in fact, achieve any degree of commercial success.

Manufacturing and Materials

         During 2000, we consolidated a portion of our manufacturing and warehouse facilities as well as general office space to reduce costs and achieve greater operating efficiency. Our products use materials and components that are manufactured in-house and obtained from outside suppliers where such combination varies from product to product. Our diagnostic testing products incorporate membrane-based technology that serves as a platform upon which the chemical treatment and processing is modified to accommodate the test specifications and medical indication of the finished product. We anticipate devoting a major portion of our manufacturing capabilities to the production of new products.

We are subject to the problems facing product manufacturers generally, including, without limitation, delays in receiving raw materials, rising prices for materials and the need to obtain and maintain equipment and avoid down time resulting from equipment failures. To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements and at acceptable costs. Production of these products, especially in commercial quantities, will create technical and financial challenges for us and we cannot assure you that manufacturing or quality control problems will not arise.

Patents, Trademarks and Technologies

         We hold 26 U.S. and foreign patents, and have 61 domestic and foreign patent applications pending. We are presently seeking, and intend to continue to seek, patent protection where appropriate for our technology. However, if we are unable to secure adequate patent protection for our technologies, then we may not be able to compete effectively. With respect to such patents, we cannot assure you:

       - as to the degree or adequacy of protection any patents or patent applications may or will afford;

       - that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology;

       - that existing patent applications will mature into issued patents, or that the claims allowed under any patents will be sufficiently broad to protect our technology; or

       - that any patents issued to us will provide us with competitive advantages or will not be challenged by others, or if challenged, will be held valid, or that the patents of others will not have an adverse effect on our ability to conduct our business.

       - In addition, we rely on a combination of proprietary rights in various unpatented technologies, know-how, trade secrets, trademarks and employee and third-party nondisclosure agreements to protect our proprietary rights. The steps taken to protect our rights may not be adequate to prevent misappropriation of our technology or to preclude competitors from developing products with features similar to our products.

         We require our key employees, consultants and advisors to execute a confidentiality and assignment of proprietary rights agreement upon the commencement of an employment or a consulting relationship with us. Such agreements generally provide that all inventions, ideas and improvements made or conceived by the individual arising out of their employment or consulting relationship with us shall be our exclusive property, and that all related information shall be kept confidential and not disclosed to third parties, except upon our consent or in other specified circumstances. There can be no assurance that these agreements will provide effective protection for our proprietary information in the event of unauthorized use or disclosure of such information.

         Our success will depend, in part, on our ability to protect, obtain or license patents, protect trade secrets and operate without infringing the proprietary rights of others (see - Item 3. Legal Proceedings.) There can be no assurance that existing patent applications will mature into issued patents, that we will be able to obtain additional licenses to patents of others, or that we will be able to develop our own patentable technologies. Further, there can be no assurance that any patents issued to us will provide competitive advantages or that the ownership or validity of such patents will not be challenged by others, or if challenged, will be held valid, or that the patents of others will not have an adverse effect on our ability to conduct our business. In addition, there is no assurance that our current patents or any patents issued in the future will prevent other companies from independently developing similar or functionally equivalent products.

         A family limited partnership controlled by our former Chairman is the legal owner of three patents that we have licensed. We are presently in litigation with our former Chairman who is seeking to rescind the license agreement for technology and for other matters. He has filed suit against us, our directors, and our general counsel alleging that we breached fiduciary duties to him in connection with his ceasing to be employed by us as an employee and officer, and that we breached a letter of intent regarding his termination of employment. He is also seeking to rescind the license agreement he signed pursuant to which he licensed patents to us. Further, he has asserted that the license agreement includes our TD Glucose technology. An unfavorable outcome of this litigation would have a material adverse impact on us, including possibly our inability to sell our TD Glucose Monitoring System if its development is completed successfully. We are vigorously defending this lawsuit and believe it is without merit (see - Item 3. Legal Proceedings.)

         In addition, since 1994, we and six other parties have been involved in a patent opposition action in the European Patent Office in Munich, Germany, against European Patent No. 291,194 (the "European Patent") presently owned by Unilever N.V. Collectively, the parties opposed the patent in its entirety on the grounds that it lacked novelty and inventiveness. While numerous proceedings have transpired to date, this matter is presently unresolved. A majority of our sales in Europe relate to products covered by the patents that are the subject of various pending legal actions. Consequently, a loss in this litigation may have a material adverse effect on our results of operations and financial condition (see - Item 3. Legal Proceedings.)

         The following represents our registered trademarks:

        CholestoCheck(R)                                                   One Step Drug Scan(TM)
        hCG Pregnancy One Step(R)                                          TD Glucose(TM)
        HealthCheck(R)                                                     One Step-One Minute Pregnancy Test(TM)
        Health Test Center(R)                                              One Step H. pylori Screen(TM)
        Pregnancy One Step(R)                                              One Step Strep A Screen(TM)
        Pregnancy One Step Test Strip(R)                                   One Step Strep B Screen(TM)
        One Step Fecal Occult Blood Test(R)                                RapidTest HIV(TM)
        One Step LH Test Strip(R)                                          RapidTest Chlamydia Screen(TM)
        One Step HDL Cholesterol Test Strip(R)                             RapidTest HBsAg Screen(TM)
        One Step Whole Blood Cholesterol Test Strip(R)                     Sani Sal(TM)
        One Step Drugs of Abuse Test Strip - Cocaine(R)                    ScanGuard(TM)
        One Step Drugs of Abuse Test Strip - Opiate(R)                     SR-38(TM)
        One Step Drugs of Abuse Test Strip - Amphetamine(TM)               We're Bringing Healthcare Home(TM)
        One Step Drugs of Abuse Test Strip - Benzodiazepine(TM)            TriMeter(TM)
        One Step Drugs of Abuse Test Strip - Barbiturate(TM)
        One Step Drugs of Abuse Test Strip - Cannabinoids (THC) (TM)
        One Step Drugs of Abuse Test Strip - Methadone(TM)
        One Step Drugs of Abuse Test Strip - Methamphetamine(TM)
        One Step Drugs of Abuse Test Strip - Phencyclidine (PCP) (TM)

Competition

         A large number of companies develop and commercialize products incorporating diagnostic and drug delivery systems. Competitors include major pharmaceutical, medical diagnostic and chemical companies, many of which have considerably greater financial, technical, clinical and marketing strength than us. These companies may improve existing products more efficiently than us or may design and develop new diagnostic and transdermal drug delivery products that the marketplace accepts more than our products, our products under development or our technologies. Further, the markets in which we compete and intend to compete are undergoing, and we expect to continue to undergo, rapid and significant technological change. We expect competition to intensify as technological advances in these fields are made.

         Several of our competitors have developed or may develop products that are similar in design and capability to our existing products or products under development. We further anticipate that our competitors will develop and market additional products for similar applications. Our transdermal technology is competitive with drugs marketed not only in similar drug delivery systems, but also in traditional dosage forms such as oral administration, bolus injection and continuous infusion. New drugs, new therapeutic approaches or future developments in alternative drug delivery technologies, such as time-release capsules, liposomes and implants, may provide therapeutic or cost advantages over the drug delivery systems in our technology portfolio.

         We expect that our primary competitors in the glucose monitoring industry will be companies that currently market "finger stick" method products, where patients obtain their blood by sticking their finger with a lancet. These companies have established products and distribution channels. In addition, a number of companies are developing.

products using technology which is different than that under development by us, but that are also intended to permit less painful or painless glucose monitoring. These technologies include infrared spectroscopy, and a variety of methods (including, in one case, transdermal technology) to extract interstitial fluid and measure the glucose concentration in that fluid. In addition, a number of companies have developed or are seeking to develop new drugs to treat diabetes that could reduce demand for glucose monitoring systems. Further, many of our competitors and potential competitors have substantially greater resources, research and development staffs, capabilities and facilities than we do for developing, manufacturing and marketing glucose monitoring devices. Competition within the glucose monitoring industry could adversely affect our business and also result in price reductions for glucose monitoring devices such that we may not be able to sell the TD Glucose Monitoring System at a price level adequate for us to realize a return on our investment. We cannot assure you that we will have the resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future or that we will successfully develop technologies and products that are more effective or affordable than those being developed by our competitors. Further, we cannot assure you that developments by our competitors will not be more accepted in the marketplace than our products, including the TD Glucose Monitoring System, or will not render our products or technologies obsolete or noncompetitive. In addition, our competitors may achieve patent protection, regulatory approval or commercialization earlier than us and gain competitive advantages relative to us.

Employees

         At present, we have 45 full-time employees involved in research and development, administration, operations, and marketing and sales. This amount compares to 49 full-time employees involved in these functional areas a year ago. We also hire part-time employees to temporarily expand our capabilities for larger assembly and packaging projects. We have no collective bargaining or similar agreement with our employees. We have employment agreements with our President and Chief Executive Officer; our Vice President of Finance and Chief Financial Officer; our Vice President and General Counsel; and our Vice President of Sales and Marketing. Although we do not anticipate any difficulty in locating and engaging employees to meet our plans, there can be no assurance that we will be successful in doing so.

Governmental Regulation

         The development, manufacture and marketing of medical diagnostic products and drug delivery systems are subject to regulation by the FDA and other federal, state and local entities. These entities regulate, among other things, research and development activities and the testing, manufacturing, packaging, labeling, distribution, storage and marketing of our products. Sales of our products outside the United States are subject to regulatory requirements that vary from country to country.

Medical Diagnostic Products:

         FDA permission to market and distribute a new medical diagnostic product can be obtained in one of two ways. If a new or significantly modified product is "substantially equivalent" to an existing legally marketed product, the new product may be commercially introduced after submission of a 510(k) notification to the FDA, and after the subsequent clearance by the FDA. Less significant modifications to existing products that do not significantly affect the product's safety or effectiveness may be made without a 510(k) notification. A company that manufactures devices subject to 510(k) clearance must also comply with device good manufacturing practices ("CGMP") and is subject to periodic inspections by the FDA to confirm compliance.

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

Drug Delivery Products:

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

         Under the Drug Price Competition and Patent Term Restoration Act of 1984, an NDA sponsor may be granted market exclusivity for a period of time following FDA approval, regardless of the patent status of the product, for certain drug products (e.g., new chemical entities). This marketing exclusivity would prevent a third party from obtaining FDA clearance for a similar or identical drug through the ANDA process. There can be no assurance, however, that any of our transdermal or dermal drug delivery technologies would be afforded market exclusivity.

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

         There can be no assurance that problems will not arise that could delay or prevent FDA clearance or approval of, or the commercialization of our products, or that the FDA, state and foreign regulatory agencies will be satisfied with the results of the clinical trials and approve the marketing of any products. In the event we receive the necessary regulatory approvals, there can be no assurance that unforeseen problems will not occur in product manufacturing and commercial scale-up or marketing or product distribution, which could significantly delay the commercialization of such products, or prevent market introduction entirely.

Product Liability Insurance

         Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of medical diagnostic and drug delivery products. Although we carry product liability insurance, there can be no assurance that claims exceeding the policy limit may not be made, potentially causing a material adverse effect on us.

ITEM 2.  PROPERTIES

         We currently lease approximately 33,000 square feet of space for our corporate headquarters, general office, research and development, manufacturing, and warehouse facilities in a building located at 3333 S.W. 15th Street, Pompano Beach, Florida 33069. The present lease expires in 2003 and we currently pay approximately $28,000 per month in rent, including sales tax and maintenance fees. The rent is adjusted annually based upon changes in the U.S. Consumer Price Index. The lease also requires us to pay real estate taxes, insurance and certain costs for maintaining the premises. We believe that suitable premises are readily available on acceptable terms should the present premises become unavailable for any reason.

ITEM 3.  LEGAL PROCEEDINGS

         We are subject to claims and suits arising in the ordinary course of business. At this time, except as otherwise indicated, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain except as otherwise stated, if any, related to these lawsuits, or if any such loss will have a material adverse effect on our results of operations or financial position, except as otherwise stated. For the year ended December 31, 2000 our litigation expenses decreased by 13% from the prior year. Despite this improvement, we incurred significant litigation expenses in 2000 and 1999 that resulted in a substantial consumption of our cash reserves.

         Settlement Of Litigation With The Americare Companies And Joseph P. D'Angelo. On February 5, 2001, we settled a patent infringement lawsuit related to our noninvasive TD Glucose Monitoring System as well as all other litigation between us and Americare Health Scan, Inc., its subsidiaries, affiliates and Dr. Joseph P. D'Angelo. The parties agreed to dismiss the various lawsuits and related counterclaims and have entered into mutual releases of all claims relating to the respective legal matters. Further, none of the parties admits any wrongdoing related to claims in the various lawsuits and associated counterclaims. In connection with this settlement and a judgement previously entered pursuant to this litigation, we recorded litigation expense in the amount of $500,000 of which $112,000 remains unpaid and is accrued in the financial statements as of December 31, 2000. The settlement relates to the following cases: Americare Diagnostics, Inc., et al. v. Technical Chemicals and Products, Inc., et al., 97-3654-CIV-HUCK (S.D. Fla.); Joseph P. D'Angelo, et al.
v. Technical Chemicals and Products, Inc., Case No. 95-011256(09); Americare Health Scan, Inc., et al. v. Technical Chemicals and Products, Inc., et al., Case No. 99-010726 CACE 18); Technical Chemicals and Products, Inc., et al. v. Joseph P. D'Angelo, et al., Case No. 99-1862-CIV-HUCK (S.D. Fla.) and Technical Chemicals and Products, Inc., et al. v. Joseph P. D'Angelo, et al., Case No. 00-12159 CACE 08.

         Dismissal Of Shareholder Class Action. During November 1998 through January 1999, several lawsuits were filed in the United States District Court for the Southern District of Florida - Case No. 98-7334-CIV-DIMITROULEAS - against us and our former Chairman on behalf of various shareholders alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. In general, plaintiffs allege that we and our former Chairman made untrue and misleading statements in our public disclosure documents and in certain press releases, articles and reports. The disclosures relate primarily to the development, clinical testing and viability of our TD Glucose Monitoring System. The plaintiffs sought certification as a class on an unspecified amount of damages, interest, costs and attorneys' fees. On April 19, 1999, an Amended Consolidated Class Action Complaint was served upon us. On June 18, 1999, we filed a motion to dismiss the Amended Consolidated Class Action Complaint. On July 3, 2000, the court dismissed all claims against us and our former Chairman, but granted plaintiffs leave to amend their complaint on or before July 24, 2000. On July 24, 2000, plaintiffs filed a second amended complaint.

On August 25, 2000, we filed a motion to dismiss the second amended complaint. On March 20, 2001, the Court issued a Final Order of Dismissal, dismissing with prejudice the second amended complaint. The Plaintiffs have until April 3, 2001 to seek reconsideration of the Dismissal Order or until April 19, 2001 to appeal the Dismissal Order to the Eleventh Circuit Court of Appeal. We believe the allegations lack merit and plan to vigorously contest any motion for reconsideration or an appeal. At this time, we cannot reasonably estimate the ultimate loss, if any, related to these claims and therefore we have not recorded an accrual for loss as of December 31, 2000.

         We maintain Directors and Officer's Liability Insurance. However, we cannot assure you that this insurance coverage will be adequate to fund the costs of a settlement, an award, if any, or attorneys' fees. Demands have been made upon us that far exceed the amount of this coverage. Our articles of incorporation provide for indemnification, to the fullest extent permitted by law, of any person made party to an action by reason of the fact that such person is an officer and/or director of us.

         Home Diagnostics Litigation. In November 1993, we and our former Chairman filed suit against Home Diagnostics, Inc. ("HDI"), for patent infringement, among other claims, in the United States District Court for the Southern District of Florida - Case No. 93-CIV-6999-DAVIS. The patents-in-suit are U.S. Patent Nos. 4,744,192 (the "'192 Patent") and 4,877,580 (the "'580
Patent").

         On September 3, 1996, the court entered judgment against us and our former Chairman after a bench trial that was held in September 1995. On April 9, 1998, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the lower court's decision and remanded the case to the district court for further proceedings, including for a determination whether our former Chairman owned the patents-in-suit at the time we commenced the action and whether HDI infringed the '192 Patent. The appellate court found infringement of the '580 Patent and remanded to the district court for a determination whether the '580 Patent was within the scope of certain licensing agreements between TechniMed Corporation, a prior assignee of the patents-in-suit, and HDI.

         On remand, the district court denied a request by us and our former Chairman to reopen the trial record and directed the parties to submit, based on the existing record, proposed findings of fact and conclusions of law on the issues that were remanded. The parties submitted proposed findings of fact and conclusions of law, and on March 20, 2000, the court heard argument by the parties' counsel on certain issues on remand. On May 1, 2000, the court issued certain findings of fact and conclusions of law, finding that (i) our former Chairman owned the patents-in-suit at the time the suit was commenced, and (ii) HDI did not infringe the '192 patent. We are awaiting a ruling on the remaining issues on remand, in particular, those relating to the '580 patent.

         Hooper Litigation. On August 27, 1999, the U.S. District Court for the Northern District of California - Case No. C-97-00525CAL - confirmed an arbitration award against us in favor of Hooper & Associates, Inc. for $197,807. Gary Hooper was the president and chief operating officer of Pharma Patch, PLC. We acquired certain assets of Pharma Patch, PLC in November 1995. The arbitration award found that Mr. Hooper was entitled to that amount under an employment agreement between Mr. Hooper and Pharma Patch, PLC. At this time, a bond has been posted in this matter to stay enforcement of the judgment which Hooper & Associates is seeking to enforce in Florida (Technical Chemicals and Products, Inc. v. Hooper & Associates, Broward County Circuit Court - Case No. 019847.)

     We have filed a suit against Mr. Hooper in the United States District Court for the Southern District of Florida - Case No. 99-7452 CIV-MOORE, which claims that Mr. Hooper perpetrated a fraud on us by making fraudulent representations to us in connection with our acquisition of certain assets of the co-defendants Pharma Patch, PLC and PP Holdings, LTD. As a result, enforcement of the arbitration award has been stayed by a Florida court. On July 5, 2000, the state court continued the stay of enforcement of the award during the pendency of our claims against Mr. Hooper and Hooper & Associates, Inc. in the federal action. We recorded an accrual for loss equal in the amount of $197,807 as of December 31, 2000. On March 7, 2001, Hooper & Associates filed a motion to dismiss our complaint. We are preparing our response to this motion.

         Judgment In Hazardous Waste Lawsuit. On January 31, 2000, the United States District Court for the Southern District of Florida - Case No. 98-6201-CIV - entered a judgment against us and our former Chairman, in connection with a lawsuit brought by the United States of America on behalf of the Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1983, relating to the clean-up of a facility that during 1985 through 1992 contained alleged hazardous substances. We occupied this facility during part of 1992. The judgment holds the defendants, jointly and severally, liable for $401,177, representing their share of site clean-up costs, plus post-judgment interest as allowed by law. On October 6, 2000, we reached a settlement with the United States in the amount of $650,000 payable over a 21-month period beginning in October 2000 with the first payment due within 30 days of the formal settlement agreement and quarterly payments made thereafter on the balance plus interest at the rate of 5.3% per year. Under the terms of this agreement, we made our first payment of $112,963 on October 13, 2000. Subsequently, we entered into a modification of our Settlement Agreement with the United States whereby the second quarterly payment will be due on April 16, 2001 and additional payments made quarterly thereafter. Our amended and restated articles of incorporation provide for indemnification under certain circumstances, to the fullest extent permitted by law, of persons made party to an action by reason of the fact that such person is an officer and/or director of us. We recorded an accrual for loss equal to $650,000 as of March 31, 2000. We are seeking full contribution from our former Chairman for the total amount of the judgment.

         On January 24, 2001, we filed a claim in the United States District Court Southern District of Florida Case No. 01-6090-CIV - for full contribution and declaratory judgment against our former Chairman. This action seeks to hold our former Chairman fully liable for the judgment and subsequent settlement entered into by us with the EPA in the amount of approximately $650,000 as described above under the caption "Judgment in Hazardous Waste Lawsuit." We are also seeking an order from the court of our nonliability to our former Chairman for contribution or indemnity. We assert that our former Chairman is 100% responsible for this judgment as it was his conduct prior to our incorporation in January of 1992 that resulted in the judgment against us and our former Chairman.

         Unilever Patent Litigation. In 1994, we and six other parties initiated an opposition action in the European Patent Office in Munich, Germany, against European Patent No. 291,194 (the "European Patent"), presently owned by Unilever N.V. In European Opposition Case No. T0681/98, we and the other parties opposed the patent in its entirety on the grounds that it lacked novelty and inventiveness.

         In March 1998, the European Patent Office Opposition Board found in favor of Unilever, and we and five of the other parties filed an appeal. Upon substantial appellate oral proceedings held on January 26-27, 2000 and numerous auxiliary requests, the Opposition Board maintained the European Patent, as amended. However, this ruling is subject to adaptation of the specifications contained in the amended patent and approval by the Opposition Board. Unilever is presently awaiting invitation from the Opposition Board to submit its proposed adaptations to the specification of the European Patent, after which we and the other parties intend to vigorously contest such action.

         On January 26, 2000, we, Roche Diagnostics GmbH, a German company, Roche Diagnostics S.p.A., an Italian company, and Hestia Pharma GmbH, a German distributor wholly-owned by Roche Diagnostics, filed a declaratory judgment action relating to Italy and Germany in the District Court of Torino, Italy. We asked the court to find that (1) the European Patent granted to Unilever is invalid, and (2) the EVATEST(R) product manufactured, distributed and sold by us and the other plaintiffs do not infringe the European Patent (the "Italian Action"). We supply the EVATEST(R) test devices to these Roche entities.

         On February 3, 2000, Unilever filed a patent infringement action in the Administrative Court of Munich, Germany against Hestia Pharma GmbH and four of its officers alleging infringement of the European Patent that is the subject of the Italian Action. On April 27, 2000, Unilever amended its complaint to allege infringement of European Patent Application No. 93108764.7. In this action, Unilever has asked that Hestia Pharma GmbH refrain from commercializing, using, importing or possessing analytical test devices that comprise features of Unilever's patent claims.

         On April 20, 2000, Unilever filed a patent infringement action in the Administrative Court of Munich, Germany against us and Roche Diagnostics GmbH (together with the February 3, 2000 action, the "German Actions") alleging infringement of the patent involved in the Italian Action and European Patent Application No. 93108764.7. In this action, Unilever has asked that we and Roche Diagnostics GmbH refrain from offering, having offered, commercializing, having commercialized, using, having used, importing, having imported or possessing analytical test devices that fall under the claims of Unilever's patent and patent application. We have until March 29, 2001 to file our answer with an oral hearing scheduled for May 3, 2001.

         We have agreed to indemnify Roche Diagnostics and its affiliates and their respective officers against all damages, back royalties, costs, attorneys' fees and the like arising from or related to any and all patent infringement actions. Management intends to vigorously prosecute our claims against the Unilever patent in the Italian Action and vigorously defend the claims asserted by Unilever in the German Actions. We have, as the supplier of these products, previously provided the same indemnity to Roche Diagnostics. A majority of our diagnostic sales in Europe relate to products covered by the patents that are the subject of the Italian Action and the German Actions. Consequently, a loss in this litigation may have a material adverse effect on our results of operations and financial condition.

         Litigation With Former Chairman And Certain Family Limited Partnerships. On September 12, 2000, our board of directors voted to terminate the employment of Jack L. Aronowitz pursuant to the termination without cause provision of his employment agreement dated September 27, 1996 ("Employment Agreement"). Simultaneously, the board voted to remove Mr. Aronowitz as our Chairman, President and Chief Technical Officer. On December 20, 2000, Mr. Aronowitz resigned as a director of our Company. He presently owns or controls less than 5% of our outstanding shares of common stock.

         On September 13, 2000, we and our former Chairman executed a letter of intent that provided, among other things, that his signature on the letter of intent was deemed his resignation and retirement as our Chairman, President, and Chief Technical Officer. In addition, the letter of intent was subject to the execution of a definitive agreement as to the terms and conditions of our former Chairman's separation from us, which was to be signed by no later than September 20, 2000. No such definitive agreement was entered into by September 20, 2000.

         Subsequent to the execution of the letter of intent, our former Chairman made certain demands on us that were beyond the scope of the letter of intent; including a demand that payments be made to him related to our noninvasive TD Glucose Monitoring System and other technology. We rejected these demands.

         On October 19, 2000, we were served with a Summons and Complaint in an action commenced by our former Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida - Case No. 00017365. The named defendants are us, our directors (with the exclusion of our former Chairman) and our general counsel. On November 13, 2000, our former Chairman amended the complaint to assert claims for indemnification of certain litigation in which he is named as a party. We believe the claims contained in this complaint, as amended, are without merit and will vigorously defend ourselves in this lawsuit. An unfavorable outcome of this litigation would have a material adverse impact on us, including possible inability to sell our TD Glucose Monitoring System. Our former Chairman is seeking unspecified damages. We are preparing a response to the complaint.

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

         On November 13, 2000, we commenced an action in the United States District Court, Southern District of Florida - Case No. 00-7675-CIV - against a family limited partnership which is the current licensor of the cancellation and exclusive license agreement ("License Agreement") executed on January 31, 1996 by our former Chairman. Our former Chairman is a limited partner of one of the defendants. The action includes our claims (1) for a declaratory judgment that the licensor has no right, title or interest, in and to the technology of our TD Glucose Monitoring System and any patents that mature from related patent applications, and that the licensor has no rights to receive royalty payments on the sale or license by us of such technology, and (2) that the License Agreement terminates on the expiration dates of each of the licensed patents. In addition to the above claims, we are seeking our attorneys' fees.

         On December 15, 2000, we commenced an action in the Superior Court of the State of Delaware in and for New Castle County - against the Aronowitz Delaware 2 Family Limited Partnership, a Delaware limited partnership and successor to the maker of a negotiable promissory note dated August 28, 1998 in the amount $750,000. Our former Chairman is a limited partner in the defendant family partnership and the guarantor of the note. The action was commenced after a scheduled payment on the loan was not made by the family limited partnership, and the principal amount of the loan was accelerated. We are seeking the balance due on the loan, approximately $628,000 as of March 1, 2001, together with attorneys' fees. On March 1, 2001, we filed an action against our former Chairman, individually, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. 01003764-04 on his personal obligation guaranteeing the note. The net amount due our former Chairman under the termination without cause provision of his Employment Agreement (after deductions for taxes) as well as any other amounts due our former Chairman from us are being applied periodically to the reduction of our former Chairman's Guaranty obligation to us.

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the submission of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since December 8, 2000, our Common Stock has been traded on the NASD OTC Bulletin Board ("OTCBB") under the symbol TCPI. Our Common Stock was previously listed on the Nasdaq National Market System under the symbol TCPI. The following table sets forth the range of high and low sale prices for our Common Stock for the periods indicated, as reported by Nasdaq and the OTCBB, respectively.

                                                             Sale Prices
                                                       ----------------------
                                                       High               Low
                                                       ----               ---
           Fiscal Year 1999
          Quarter Ended March 31, 1999 .............  $ 2.250           $ 1.063
          Quarter Ended June 30, 1999 ..............  $ 1.438           $ 1.063
          Quarter Ended September 30, 1999 .........  $ 1.500           $ 0.719
          Quarter Ended December 31, 1999 ..........  $ 1.750           $ 0.281

          Fiscal Year 2000
          Quarter Ended March 31, 2000 .............  $ 4.063           $ 0.469
          Quarter Ended June 30, 2000 ..............  $ 1.438           $ 0.688
          Quarter Ended September 30, 2000 .........  $ 1.094           $ 0.500
          Quarter Ended December 31, 2000 ..........  $ 0.594           $ 0.035

          Fiscal Year 2001

          Quarter Ended March 31, 2001
            (to March 20, 2001)                       $ 0.170           $ 0.031

         At present, we have approximately 238 holders of record of our Common Stock and estimate there are approximately 11,000 beneficial owners of our Common Stock. We have not paid cash dividends in the past and do not intend to pay cash dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data for the years ended December 31, 2000, 1999, and 1998, respectively, and the balance sheet data at December 31, 2000 and 1999, respectively, are derived from the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those consolidated financial statements and the notes thereto.


Statement of Operations Data:

(Amounts in thousands, except share data)                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------
                                                          2000            1999            1998             1997         1996
                                                          ----            ----            ----             ----          ----
Net sales ........................................   $      7,462    $      5,432      $    5,442         $ 6,194      $ 5,568
Gross profit .....................................          2,672           1,826           2,388           2,777        1,862
Research and development contract revenue ........            200             470             585             423        1,280
Operating expenses:
   Selling, general and administrative, including
       litigation expenses .......................          8,696          10,226           8,809           6,575        4,079
   Research and development ......................            802           1,724           2,787           2,726        1,767
   Depreciation and amortization .................          1,737           1,927           1,860           1,742        1,670
Loss from operations .............................         (8,363)        (11,581)        (10,483)         (7,843)      (4,374)
Loss before income taxes .........................         (8,974)        (11,199)         (9,827)         (7,126)      (4,053)
Income tax (expense) benefit .....................             --          (4,140)             --           2,637        1,503
Net loss .........................................         (8,974)        (15,339)         (9,827)         (4,489)      (2,550)
Accrued dividends and accretion to redemption
   value of redeemable convertible preferred stock           (177)         (2,917)         (1,030)             --           --
Net loss attributed to common stockholders .......         (9,151)        (18,256)        (10,857)         (4,489)     $(2,550)
Basic and diluted net loss per common share ......   $      (0.31)   $      (1.64)     $    (1.09)        $  (.45)     $  (.27)
Weighted average number of common shares
   outstanding ...................................     29,575,611      11,122,414       9,996,951       9,992,066    9,290,476


Balance Sheet Data:
(Amounts in thousands)
                                                                                      DECEMBER 31,
                                                     --------------------------------------------------------------------------
                                                          2000            1999            1998             1997          1996
                                                          ----            ----            ----             ----          ----
Cash, cash equivalents and investments               $    481        $      3,987      $   10,255         $  7,337     $13,300
Total assets ....................................      20,855              23,588          36,369           33,597      37,526
Total current liabilities .......................       4,839               2,348             713            2,069       1,660
Working capital (deficit) .......................        (876)              6,010          14,743            9,401      15,348
Redeemable preferred stock ......................         639              12,457          13,131               --          --
Total common stockholders' equity ...............      13,728               7,971          22,356           31,358      35,694

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
---------------------------------------------------------------------

         For the year ended December 31, 2000, our operations experienced higher product sales and lower losses than in the prior year. Our net sales for the year ended December 31, 2000 rose by more than 37% while our net loss attributable to common stockholders declined by 50% reflecting our first year-over-year advancement in product sales since 1997 and reduction of our net loss from the prior year since 1995.

         Our net sales for the year ended December 31, 2000 increased by 37% to $7.5 million from $5.4 million a year earlier. This increase was achieved primarily as a result of higher product sales of our patented SR-38 skin permeation enhancer to LVMH-Moet Hennessy Louis Vuitton, Inc. under a multi-year licensing agreement entered into during 1999. In addition, sales of our specialty chemical biological buffers increased by approximately 29% while OTC sales of our branded HealthCheck home testing and screening products held constant from the prior year. These advances were offset by a decline in international OEM sales and domestic private label sales of our OTC family planning (pregnancy and ovulation) testing products, as well as lower sales of professional-use drug of abuse, infectious disease and urine screening tests. However, we experienced a reversal of a two-year down trend in sales through these channels due to management's proactive efforts supporting its international distributors. This caused the gap in sales to narrow substantially starting in the second half of 2000. Sales were only 5% less in the third quarter of 2000 than the same quarter a year earlier and were approximately 40% greater in the fourth quarter of 2000 than the same quarter a year earlier.

         Our gross profit from product sales increased by 46.3% to $2.7 million in 2000 as compared to $1.8 million in 1999. Our gross profit as a percent of net sales rose to 36% in 2000 from 34% in 1999 due to substantially higher product sales achieved and a change in product mix during the year ended December 31, 2000.

         Our operating expenses for the year ended December 31, 2000 declined by approximately 19% to $11.2 million as compared to $13.9 million in the prior year. The mix of selling, general and administrative; litigation; and research and development expenses are as follows:

    - Our selling, general and administrative (SG&A) expenses declined nearly 16% in 2000 to $6.3 million from SG&A expenses of $7.5 million incurred in 1999. Sales and marketing expenses were reduced by 42% through greater reliance upon distributors and tighter control of expenses. Net of accrued severance expense, ongoing company-wide cost reduction programs contributed a 10% drop in G&A expenses.

    - Our litigation expenses for the year ended December 31, 2000 decreased by 13% to $2.3 million from $2.7 million incurred in the prior year. Litigation expense for the year 2000 is comprised of approximately $1.5 million in legal fees and approximately $850,000 in settlement costs accrued as of December 31, 2000 related to the resolution of certain legal matters during the past year. Such settlement costs include an accrual of $500,000 associated with the recent settlement of all litigation between us and Americare Health Scan, Inc., its subsidiaries, affiliates and Dr. Joseph P. D'Angelo.

    - During the past year, our research and development ("R&D") efforts focused primarily on the continued development of our TD Glucose monitoring technology as well as development of our cholesterol testing products and new MicroGlucose Meter and Test strips for OTC and professional use glucose monitoring. Our total R&D expenses declined to $802,000 in 2000 from $1.7 million recorded in 1999. This decrease reflects the closure of our California facility in mid-1999, which accounted for approximately $937,000 of the total expense in 1999. Net of this decrease, our R&D expenses for key products in development increased by 2% from a year ago.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

         We did not have a provision for income taxes for the year ended December 31, 2000 as compared to $4.1 million reflected a year earlier. The provision for income taxes for the year ended December 31, 1999 was attributable to providing a valuation allowance for our net deferred tax assets.

         Our net loss attributable to common stockholders for the year ended December 31, 2000 was significantly reduced by 50% to $9.2 from a net loss attributable to common stockholders of $18.3 million reported a year ago. This improvement was due to a combination of lower operating expenses, an increase in gross profit on higher product sales, absence of a provision for income taxes, and substantially lower accrued dividends and accretion to redemption value related to our 1998 funding that involved the issuance of redeemable convertible preferred stock.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
---------------------------------------------------------------------

         Our net sales for both 1999 and 1998 were approximately $5.4 million. During 1999, we experienced an increase in sales from our HealthCheck at-home diagnostic testing and screening products of approximately $62,000, as well as our SR-38 skin permeation enhancer under a licensing agreement with LVMH Moet Hennessy Louis Vuitton, Inc., which was entered into during the year ended December 31, 1999. In addition, we experienced an increase in sales of our specialty chemical biological buffers of approximately $76,000. However, these gains were offset by lower dollar volume of sales in 1999, as compared to 1998, of our OEM drug of abuse and infectious disease screening products of approximately $478,000 and by an increase in the sales allowance of approximately $309,000 in 1999 related to our market penetration of the retail pharmacy market. The decrease in sales of our OEM drug of abuse and infectious disease screening products was due to lower demand and the timing of large customer orders.

         Our gross profit from product sales for the year ended December 31, 1999 declined to $1.8 million in 1999 as compared to $2.4 million in 1998. Gross profit as a percent of net sales declined to 34% in 1999 as compared to 44% in 1998. The decline was primarily a result of a write-down of the value of certain of our inventory due to product obsolescence and higher sales allowances as discussed above.

         Our operating expenses for the year ended December 31, 1999 increased by approximately 3% to $13.9 million as compared to $13.5 million in the prior year. The mix of selling, general and administrative; litigation; and research and development expenses are as follows:

     - Selling, general and administrative (SG&A) expenses declined slightly in 1999 to $7.5 million from SG&A expenses of $7.7 million incurred in 1998. This decrease was due to company wide cost reduction programs.

     - Litigation expenses for the year ended December 31, 1999 increased to $2.7 million from $1.1 million incurred in the prior year. This substantial increase was primarily due to the status and timing of the ongoing defense of certain legal matters that involved greater discovery and other activities during 1999 as compared to a year earlier. Additionally, the 1999 expenses included an accrual of $500,000 to reflect management's estimate of an expected loss related to the resolution of certain litigation.

     - During the past year, our R&D efforts focused primarily on the continued development of our TD Glucose monitoring technology as well as development of our cholesterol testing products. Additionally, R&D activities related to transdermal drug delivery technologies were suspended due to the closing of the California facility. The result was a reduction of R&D expenses to $1.7 million from $2.8 million in the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

         Our net loss for the year ended December 31, 1999 increased to $15.3 million from a net loss of $9.8 million in 1998. Excluding the effect of the non-cash, $4.1 million increase in the deferred tax asset valuation allowance, our net loss increased to $11.2 million in 1999 from $9.8 million in 1998. The increase in the valuation allowance was necessary because at December 31, 1999, management no longer believed that the tax planning strategies, which were the basis for the net deferred tax assets at December 31, 1998, were feasible or prudent in light of the further accumulation of operating losses, the continued increase in the magnitude of the operating losses, and the resulting decrease in liquid assets to fund future operations.

         We had a net loss attributable to common stockholders of $18.3 million in 1999 as compared to a net loss attributable to common stockholders of $10.9 million in 1998. This difference was largely the result of the increase in the deferred tax asset valuation allowance as well as the accrued dividend and accretion to redemption value of $2.9 million related to the 1998 issuance of redeemable convertible preferred stock. The full amount of the accretion to redemption value has been recognized.

Financial Condition

         We had cash and cash equivalents of $481,000 at December 31, 2000, as compared to cash and cash equivalents and investments of $4.0 million at December 31, 1999. We had total current assets of $4.0 million and total current liabilities of $4.8 million at December 31, 2000. We had total common stockholders' equity of $13.7 million at December 31, 2000. This compares to total current assets of $8.4 million and total current liabilities of $2.3 at December 31, 1999 as well as total common stockholders' equity of $8.0 million at December 31, 1999.

         As discussed above, at December 31, 2000 our total current liabilities exceeded our total current assets resulting in a working capital deficiency of $876,000. This compares to $6.0 million in working capital at December 31, 1999. These decreases in current assets and working capital were due primarily to our use of cash to fund operations. We require working capital to meet our immediate needs and plan to utilize financing activities to purchase production equipment, conduct clinical trials and regulatory submissions relating to the our key products in development for glucose and cholesterol monitoring, develop new diagnostic products, invest in marketing activities, and continue our day-to-day business. If we are unable to successfully obtain funds under our present investment agreements or obtain additional capital from other sources on satisfactory terms, we may not be able to continue our operations at the same level, or at all.

The Swartz Transaction

         On May 3, 2000, we entered into an investment agreement with Swartz Private Equity, LLC ("Swartz"). Under the Swartz investment agreement, also referred to as an equity line, we have the option to sell, or "put," up to $25 million of our common stock to Swartz, subject to a formula based on stock price and trading volume, over a three year period beginning on November 3, 2000. In addition, we issued to Swartz a warrant to purchase 312,500 shares of our common stock at a price of $1.9063 per share, subject to adjustment, and a warrant to purchase 312,500 shares of our common stock at a price of $0.9375, subject to adjustment. We may issue additional warrants to Swartz under the terms of the Swartz investment agreement. Due to market conditions contained in the agreement related to trading price and volume of our stock, there can be no assurance that we will be able to sell stock in sufficient amounts or at all, to satisfy our financial needs. For information concerning sales of our common stock to Swartz, see - Other Disclosure: Changes In Securities And Use Of Proceeds contained elsewhere in this Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition (Continued)

The May Davis Transactions

         On August 28, 2000, we entered into a securities purchase agreement with investors arranged through The May Davis Group, Inc., ("May Davis") as placement agent. Under this agreement, we sold to the investors $1,599,993 of our 6% convertible debentures that mature at various dates between August 28, 2005 through November 23, 2005. The debentures became convertible into shares of our common stock at any time after 120 days from closing at the lesser of $1.05 per share or 80% of the average closing bid prices of our common stock during the 5 trading days immediately preceding the conversion. The earliest date for conversion of these debentures was December 26, 2000. As of March 1, 2001, the investors have converted $1,138,515 of debentures resulting in $461,478 convertible debentures outstanding. In connection with the issuance of the 6% convertible debentures to the investors, we also issued warrants to the investors to purchase 639,997 shares of our common stock. Such issuance is equal to 20% of the number of shares of our common stock that would have been issuable upon conversion of the convertible debentures as of the respective closing dates. The warrants have an exercise price of $1.50 and a term of five years. For information concerning the conversion of debentures, see - Other Disclosure:
Changes In Securities And Use Of Proceeds contained elsewhere in this Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

         On September 5, 2000, we entered into a credit line agreement with GMF Holdings, Inc. ("GMF Holdings") arranged through May Davis, as placement agent. Under the GMF credit line agreement, we have the option to sell, or "put," up to $10 million of our 6% convertible debentures to GMF, subject to a formula based on stock price and trading volume, over a three year period beginning on December 22, 2000. Upon such sale or "put", the debentures are immediately convertible into shares of our common stock at the lesser of $1.40 per share or 90% of the lowest closing bid price of our common stock during the 20 trading days immediately preceding the conversion. For information concerning the conversion of debentures, see - Other Disclosure: Changes In Securities And Use Of Proceeds contained elsewhere in this Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

         In providing us with the convertible debenture transaction and credit line, compensation to May Davis is linked to both transactions. May Davis received cash compensation equal to 10% of the principal amount of convertible debentures issued under the securities purchase agreement and a five-year warrant to purchase 2,000,000 shares of our common stock at $1.50 per share. In connection with this transaction, we also issued to Butler Gonzalez LLP a five-year warrant to purchase 10,000 shares of our common stock at $1.50 per share. We have the right to force conversion of the May Davis warrant if the closing price of our common stock is $3.00 or higher for ten consecutive trading days. Upon exercise of the warrants held by the debenture holders and May Davis, we would receive additional capital. Additionally, in consideration for closing the convertible debenture transaction and arranging the credit line, we issued to affiliates of May Davis 750,000 shares of our common stock.

         For a complete description of the Swartz and May Davis funding transactions, see our Registration Statements on Form S-2, and amendments thereto, as filed with the SEC.

Liquidity And Capital Resources

         Net cash used in operating activities was $3.9 million for the year ended December 31, 2000 as compared to $6.0 million for the year ended December 31, 1999. This improvement is primarily due to a reduction in our net loss and tighter management of our cash resources that resulted in higher accounts payable.

         Net cash provided by investing activities, net of a $500,000 down payment to Roche Diagnostics related to our planned acquisition of certain assets, held relatively constant over the past two years and was $1.7 million for the year ended December 31, 2000 as compared to $2.3 million for the year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity And Capital Resources (Continued)

         Net cash provided by financing activities increased to $1.2 million for the year ended December 31, 2000 from $10,000 for the year ended December 31, 1999 due to proceeds from the issuance of convertible debentures.

         While our net loss for the year ended December 31, 2000 was reduced from the net loss in the prior year, we have experienced sustained significant operating losses in 2000 and 1999 that have resulted in substantial consumption of our cash reserves. We dedicate a majority of our research, development and engineering activities to the development of new products. As a result, we are not generating sufficient revenue from the sales of our existing products to cover the expenses associated with the development of new products. In addition, we expect to continue to incur losses and have negative cash flow for the immediate future. Based on our current rate of losses and cash flow, we will not be able to continue our operations unless we secure additional financing and reduce our operating losses by reducing expenses and/or increasing sales of our products, or sell assets. We cannot assure you that the sales of certain of our products under development will ever commence or that we will generate significant revenues or achieve profitability.

         In order to support anticipated growth and new product development, we expect to incur significant operating expenses and capital expenditures in the future. We expect to continue to have significant cash requirements in the near future, primarily as a result of the following:

          1. increased research and development associated with the Total Cholesterol Home Screening Test as well as the TD Glucose Monitoring System and the commercialization and conducting of clinical trials of all products requiring domestic or foreign regulatory approval;

          2. expansion of direct distribution of medical diagnostic products related to the national roll-out of our HealthCheck(R)brand, our international business and our private label business;

          3. completion of our cholesterol monitoring system under development, which physicians, laboratories, as well as patients at home can use; and

          4.   costs associated with our manufacturing facilities.

         The future level of R&D expenditures will depend on, among other things, our financial position, the outcome of clinical testing of products under development (including the TD Glucose Monitoring System and Total and HDL cholesterol monitoring products), delays or changes in government required testing and approval procedures, technological and competitive developments and strategic marketing decisions.

         We have entered into investment agreements with Swartz and May Davis, and achieved effective registration with the Securities and Exchange Commission. These transactions are subject to certain terms and market conditions related to trading price and volume as well as the availability of sufficient authorized and unissued common stock. However, the dilutive effect of prior funding transactions has nearly exhausted our present number of authorized shares of common stock and placed us in a position of being unable to proceed with funding opportunities to provide working capital necessary to implement our business plan. In order for us to proceed in raising additional capital, our Board of Directors has unanimously adopted, subject to shareholder approval, a proposal to amend our Amended and Restated Articles of Incorporation and in doing so increasing the number of authorized common shares to 250,000,000. Approval of this Charter Amendment requires the affirmative vote of 60% of the outstanding shares eligible to vote at the Annual Meeting of Stockholders being held on April 30, 2001. We believe this will provide us with an adequate number of shares to support the funding of our operations for the next two years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity And Capital Resources (Continued)

         If we are unable to successfully obtain funds under these investment agreements due to unfavorable market conditions, lack of authorized common stock, maintain the effectiveness of our current registration statements, issue common or preferred stock or sell debentures or otherwise obtain additional capital from other sources on satisfactory terms, or significantly reduce our operating losses, we would have to consider selling some or all of our technologies, reduce or terminate completely our research and development activities, or reduce or discontinue some or all of our operations, or apply for protection from our creditors under the federal bankruptcy laws.

         In addition, as described below, we have pending judgments against us in various legal proceedings, some of which are currently secured by bonds collateralized by existing working capital. Satisfying all or a significant portion of these judgments on a basis faster than we presently anticipate would further exacerbate our severe liquidity condition.

         Our long-term ability to meet our liquidity requirements and to continue operations will depend on the following:

         1. our ability to raise additional capital, including our ability to draw down money under the Swartz equity line or the GMF credit line through the use of available authorized common stock;

         2. our ability to complete the acquisition of and successfully operate the pregnancy and ovulation business assets we are acquiring from Roche Diagnostics;

         3. the successful completion of clinical trials and receipt of governmental approvals to begin manufacturing and selling our new products; and

         4.   our ability to sell our new products at a profit.

         Our future working capital and capital expenditure requirements may vary materially from those now planned depending on numerous factors, including:

         1. the outcome of clinical testing of products under development (including the TD Glucose Monitoring System and Total and HDL cholesterol monitoring products), delays or changes in government required testing and clearance or approval procedures and our ability to receive FDA clearance or approval for the marketing of our products under development;

         2. the focus and direction of our research and development programs, including competitive and technological advances that may require us to modify the design of our products under development;

         3.   our ability to successfully resolve pending litigation;

         4.   manufacturing costs for our current and future products;

         5.   our marketing and distribution strategy;

         6. future strategic alliances and relationships with marketing partners; and

         7. costs associated with completing our planned acquisition of certain assets of Roche Diagnostics.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward Looking Statements

         This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Specifically, this prospectus and the documents incorporated into this prospectus contain forward-looking statements regarding:

         - our ability to obtain sufficient liquidity and capital to fund our operations and to complete acquisitions, including authorization by stockholders of additional common stock;

         -    delays in product development;

         - our ability to satisfactorily perform clinical trials demonstrating efficacy of our products under development;

         - the probability and timing of obtaining FDA clearance or approval of our products under development;

         - our ability to successfully develop and market new products on a profitable basis or at all;

         - the ability to complete the design, construction and manufacturing scale-up of our products on a timely basis within budget parameters;

         - future advances in technology and medicine by others that may render our products obsolete;

         - competition from other pharmaceutical, medical and diagnostic companies;

         - risks and expense of government regulation and effects of changes in regulation (including risks associated with obtaining requisite domestic and foreign governmental approvals for our products, manufacturing equipment or related facilities);

         - uncertainties connected with product liability exposure and insurance;

         - risks associated with obtaining and maintaining patents and other protections on intellectual property and patents obtained by others that may adversely affect us; and

         - results of litigation pending against us and the costs of defending ourselves and prosecuting claims against others in such litigation.

         We wish to caution readers that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors and other matters contained in this prospectus generally. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risk Factors And Other Disclosures

Operating Losses

         We have experienced sustained significant operating losses that have resulted in substantial consumption of our cash reserves. We dedicate a majority of our research, development and engineering activities to the development of new products. As a result, we are not generating sufficient revenue from the sales of our existing products to cover the expenses associated with the development of new products. In 2000 and 1999, we had a net loss attributable to common stockholders of $9.2 million and $18.3 million, respectively. While we experienced a substantial improvement in our net loss attributable to common stockholders in 2000, we expect to continue to incur losses and have negative cash flow for the immediate future. Based on the above status with respect to losses and cash flow, we will not be able to continue our operations unless we secure additional financing, reduce our operating losses, reduce expenses, increase sales of our products, or sell assets. We cannot assure you that the sales of our existing products and/or certain of our products under development will ever commence or that we will generate significant revenues or achieve profitability.

Need For Additional Capital To Continue Operations

         To continue operations, we must obtain sufficient funds from the Swartz equity line agreement and the GMF credit line agreement. However, the future market price and volume of trading of our common stock limits the rate at which we can obtain money under the Swartz equity and GMF credit line agreements. Further, we may be unable to satisfy the conditions contained in the Swartz equity and GMF credit line agreements, which would result in our inability to draw down money on a timely basis, or at all. If the price of our common stock declines, or trading volume in our common stock is low, we will be unable to obtain sufficient funds to meet our liquidity needs. We do not at this time have any other sources of financing, or commitments for financing, in place to satisfy our liquidity needs.

Need For Additional Authorized Shares Of Common Stock To Raise Additional Capital Necessary To Implement Business Plan

         We have entered into investment agreements with Swartz and May Davis, and achieved effective registration with the Securities and Exchange Commission. These transactions are subject to certain terms and market conditions related to trading price and volume as well as the availability of sufficient authorized and unissued common stock. However, the dilutive effect of prior funding transactions has nearly exhausted our present number of authorized shares of common stock and placed us in a position of being unable to proceed with funding opportunities to provide working capital necessary to implement our business plan. In order for us to proceed in raising additional capital, our Board of Directors has unanimously adopted, subject to shareholder approval, a proposal to amend our Amended and Restated Articles of Incorporation and in doing so increasing the number of authorized common shares to 250,000,000. Approval of this Charter Amendment requires the affirmative vote of 60% of the outstanding shares eligible to vote at the Annual Meeting of Stockholders being held on April 30, 2001. We believe this will provide us with an adequate number of shares to support the funding of our operations for the next two years.

         If we are unable to successfully obtain funds under these investment agreements due to unfavorable market conditions, maintain the effectiveness of our current registration statements, issue common or preferred stock or sell debentures or otherwise obtain additional capital from other sources on satisfactory terms, or significantly reduce our operating losses, we would have to consider selling some or all of our technologies, reduce or terminate completely our research and development activities, or reduce or discontinue some or all of our operations, or apply for protection from our creditors under the federal bankruptcy laws.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risk Factors And Other Disclosures (Continued)

Changes In Securities And Use Of Proceeds

         In 1998, we issued 15,000 shares of our Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"). We have no shares of our Preferred Stock presently outstanding. The investor converted all 15,000 shares of Preferred Stock into 39,800,473 shares of our common stock as of February 6, 2001. The Preferred Stock was convertible into our common stock at an exchange ratio based on the market price of our common stock. No preferred stock is currently outstanding. For additional information related to this Preferred Stock transaction, see our Annual Reports on Form 10-K for the years ended December 31, 1999 and 1998, respectively, and our Report on Form 8-K filed on May 21, 1998.

         On May 3, 2000, we entered into an equity line investment agreement with Swartz under which we have the option to sell or "put" up to $25 million of our common stock to Swartz, subject to a formula based on stock price and trading volume, over a three year period beginning on November 3, 2000. We also issued to Swartz warrants to purchase our Common Stock at prices ranging from $0.9375 to $1.9063 per share, subject to adjustment. As of December 31, 2000, we did not sell any stock to Swartz pursuant to this agreement. As of March 20, 2001, we issued a "put" to Swartz for 4,000,000 shares of our common stock pursuant to this agreement. Upon completion of this transaction, management expects to receive approximately $150,000 in proceeds. Based on the terms of our equity line investment agreement with Swartz and the trading price of our common stock at the time we issued the "put", the parties executed a wavier and agreement to redefine and set the minimum share price and trigger price of the "put". With respect to any future sale or "put" transactions, we may be required to execute a wavier and agreement to redefine and set the minimum share price and trigger price of the "put" if the trading price of our common stock at such time does not meet the terms of our equity line investment agreement with Swartz.

         On September 5, 2000, we entered into a credit line agreement with GMF Holdings, arranged through May Davis, under which we have the option to sell or "put" up to $10 million of our 6% convertible debentures to GMF, subject to a formula based on stock price and trading volume, over a three year period beginning on December 22, 2000. As of December 31, 2000, we did not sell any convertible debentures to GMF Holdings pursuant to this agreement. To date we have not sold any convertible debentures to GMF Holdings pursuant to this agreement.

         For a complete description of the Swartz and GMF Holdings funding transactions, see our Registration Statements on Form S-2, and amendments thereto, as filed with the SEC.

         In connection with the May Davis securities purchase agreement, we sold to investors $1,599,993 of our 6% convertible debentures that mature at various dates between August 28, 2005 through November 23, 2005. The debentures became convertible into shares of our common stock at any time after 120 days from closing at the lesser of $1.05 per share or 80% of the average closing bid prices of our common stock during the 5 trading days immediately preceding the conversion. The earliest date for conversion of these debentures was December 26, 2000. In connection with the issuance of the 6% convertible debentures to the investors, we also issued warrants to the investors to purchase 639,997 shares of our common stock. Such issuance is equal to 20% of the number of shares of our common stock that would have been issuable upon conversion of the convertible debentures as of the respective closing dates. The warrants have an exercise price of $1.50 and a term of five years.

         As of December 31, 2000, the full amount of convertible debentures issued to investors were outstanding and could have been convertible into 45,325,580 shares of common stock. To date, the investors have converted debentures into 25,984,670 shares of Common Stock, and presently have $461,478 of convertible debentures outstanding. Based upon the terms of the convertible debentures, as of March 1, 2001 the outstanding convertible debentures would be convertible into 11,097,824 shares of Common Stock. For additional information related to this transaction, see our Registration Statement on Form S-2 as filed with the SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risk Factors And Other Disclosures (Continued)

Impact Of Sale Of Material Amounts Of Common Stock

         If and when we exercise our put rights and sell shares of our common stock to Swartz and convertible debentures to GMF, if and to the extent that Swartz sells and GMF converts the debentures and sells the common stock, our common stock price may decrease due to the additional shares in the market. Also, if the investors listed in the securities purchase agreement convert their debentures and sell the common stock, our common stock price may further decrease. If the price of our common stock decreases, and if we decide to exercise our right to put shares to Swartz, we must issue more shares of our common stock for any given dollar amount invested by Swartz. Also, if our common stock price decreases, we must issue more shares of our common stock upon conversion of the convertible debentures we may sell to GMF and the convertible debentures held by the investors listed in the securities purchase agreement. This may encourage short sales, which could place further downward pressure on the price of our common stock.

         If and when we issue shares to Swartz upon exercise of our put rights, it will be at a price equal to the lesser of the market price for each share of our common stock minus $0.10 or 92% of the market price for each share of our common stock. If and when we issue shares to GMF upon conversion of the convertible debentures that we have a right to "put" to GMF, the conversion price of the debentures will be equal to the lesser of $1.40 or 90% of the market price for each share of our common stock. Accordingly, the exercise of our put rights may result in substantial dilution to the interests of the other holders of our common stock. Depending on the price per share of our common stock during the three year period of the Swartz investment agreement and the GMF credit line agreement, we may need to register additional shares for resale or seek an amendment to our articles of incorporation, to access the full amount of financing available. Registering additional shares could have a further dilutive effect on the value of our common stock. If we are unable to register the additional shares of common stock, we may experience delays in, or be unable to, access some of the $25 million available from Swartz and the $10 million available from GMF under our put rights.

Change In Board Of Directors And Management

         Effective September 12, 2000, our board of directors elected Martin Gurkin, Ph.D. as Chairman of the Board, succeeding Jack L. Aronowitz. The Board appointed Elliott Block, Ph.D., our Chief Executive Officer, to also become our President. Mr. Aronowitz ceased to be employed by us on September 12, 2000 and resigned as a Director effective December 20, 2000. As described in more detail under "Item 3. Legal Proceedings," Mr. Aronowitz sued us in relation to his separation from employment and a license agreement he signed with us. We believe that this lawsuit is without merit and we intend to contest these allegations vigorously. In this regard, on December 15, 2000, we commenced an action in the Superior Court of the State of Delaware in and for New Castle County against a family limited partnership of our former Chairman that is the maker of a negotiable promissory note dated August 28, 1998 in the amount of $750,000 for which our former Chairman is the guarantor. On March 1, 2001, we filed an action against our former Chairman, individually, in the Circuit Court, 17th Judicial District, in and for Broward County, Florida -Case No. 01003764-04 - in connection with his personal guaranty of the promissory note. The action was commenced after a scheduled payment on the loan was not made by the family limited partnership, and the principal amount of the loan was accelerated. We are seeking the balance due on the loan, approximately $628,000 as of March 1, 2001, together with attorneys' fees. The net amount due our former Chairman under the termination without cause provision of his Employment Agreement (after deductions for taxes) as well as any other amounts due our former Chairman from us are being applied periodically to the reduction of our former Chairman's Guaranty obligation to us.

Acquisition Of Certain Business Assets Of Roche Diagnostics

         On May 20, 2000, we entered into a business and asset purchase agreement with Roche Diagnostics to acquire certain trademarks, distribution rights and business assets of the worldwide OTC pregnancy and ovulation testing

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risk Factors And Other Disclosures (Continued)

Acquisition Of Certain Business Assets Of Roche Diagnostics (Continued)

business carried on by Roche Diagnostics. The trademarks include EVATEST(R), EVAPLAN(R), EVENT-TEST(R), DIAGNOSIS(R) and related goodwill. The majority of the assets we intended to acquire are located in South America with the balance in Europe. We made a down payment of $500,000 upon signing of the asset purchase agreement. The acquisition of assets from Roche Diagnostics had been contingent on us obtaining sufficient funds to make the remaining payments due under the contract. We did not make the second and third payments due under the asset purchase agreement. Roche Diagnostics has decided to continue to operate this business in Argentina and Uruguay. We have, however, with the concurrence of Roche Diagnostics, taken over the marketing of the products in Germany, Italy, Spain and Switzerland through an independent distributor that is well established in these markets; and are in continuing discussions with Roche Diagnostics concerning the acquisition of its assets in those countries. The down payment of $500,000 we made in May 2000 will be applied to the purchase of these assets. The failure to complete this acquisition will have little effect on our financial condition.

         Further, our obligation, which also existed before we entered into the asset purchase agreement, to indemnify Roche Diagnostics in connection with patent infringement claims, including the litigation with Unilever, survives the termination of the asset purchase agreement. In addition, while Roche Diagnostics presently continues to market our products, it may in the future sell the assets to one of our competitors, who may decide not to sell our products, which would result in a material decrease in revenues, thereby adversely affecting our operating results. Presently, however, Roche Diagnostics has indicated to us it intends to continue to own and operate this business.

Suspension Of Clinical Trials For A Principal Product Under Development

         We are developing our noninvasive TD Glucose Monitoring System that is intended to be a painless, bloodless and easy to use method for diabetics to monitor their glucose levels without the discomfort and inconvenience associated with available finger stick blood glucose monitoring systems. However, we have suspended clinical trial efforts regarding this product and returned to the development stage to further refine the optical TD Glucose meters. At this time, we do not have sufficient funds to continue development of this product without an infusion of additional capital or other source of funds. Since the suspension of clinical trials, we have focused on further refinements of the optical TD Glucose meters that we believe are necessary to achieve greater precision before initiating expanded clinical trials that are required to obtain FDA consideration of this device. The optical meters measure the color produced on the membrane in the noninvasive patch in response to the level of glucose present. We cannot determine when clinical trials will resume. Accordingly, we cannot assure you that we will be able to obtain the necessary FDA clearance for the TD Glucose Monitoring System or that we will not experience further significant delays and/or expenses in obtaining clearance for this product. Further, we cannot assure you that we will be able to make the refinements necessary for us to resume clinical trials, nor can we assure you that the delay in the development of this product will not have an adverse effect upon our ability to raise additional capital.

Delisting Of Common Stock

         Effective on December 8, 2000, our common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board under the same symbol "TCPI". We were delisted for not maintaining Nasdaq's $1.00 per share minimum bid price. Independent of the delisting from the Nasdaq National Market, we expect to remain a reporting company under the Securities and Exchange Commission rules.

         Delisting of our common stock may have an adverse impact on the market price and liquidity of our securities, and has subjected our stock to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. In addition, our Subscription Agreement with Swartz provides that our right to deliver a put notice and the obligation of Swartz to purchase put shares is conditioned on our common stock

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risk Factors And Other Disclosures (Continued)

Delisting Of Common Stock (Continued)

being listed for and trading on the Nasdaq National Market, the Nasdaq SmallCap Market, the OTC Bulletin Board, the American Stock Exchange, or the New York Stock Exchange. Similarly, our Credit Line agreement with the MDG provides that our right to deliver a put notice and the obligation of MDG to purchase our 6% convertible debentures is conditioned on our Common Stock being listed for and trading on the Nasdaq National Market, the Nasdaq SmallCap Market, the OTC Bulletin Board, the American Stock Exchange, or the New York Stock Exchange. Our inability to put shares to Swartz or sell our 6% convertible debentures to MDG to raise capital (and may be required to make non-usage payments to Swartz), would likely have a material adverse impact on our liquidity and financial position, including our ability to continue research and development and commercialization efforts. For additional information about the Swartz Subscription Agreement see the exhibits to our Form 10-Q for the quarter ended March 31, 2000. For additional information about the MDG Investment Agreement see the exhibits to Amendment Number 2 of our Registration Statement of Form S-2 as filed with the Securities and Exchange Commission on October 18, 2000.

Judgments From Pending Litigation Could Adversely Affect Financial Condition

         As discussed under Item 3 - Legal Proceedings, we are the subject of pending litigation. The cost of prosecuting and defending these actions or the cost of a settlement or award of damages, if any, could have a material adverse effect on our business, prospects, results of operations or financial condition. Further, we have pending judgments against us in various legal proceedings, one of which is currently secured by a bond collateralized by existing working capital. Satisfying all or a significant portion of these judgments on a basis faster than we presently anticipate would further exacerbate our severe liquidity condition. We maintain directors' and officers' liability insurance. However, we cannot assure you that this insurance coverage will cover all claims or be adequate to fund the costs of an award, if any, or attorneys' fees. Demands have been made upon us that far exceed the amount of this coverage.

Environmental Matters

         We are subject to various laws and governmental regulations concerning environmental matters as well as safety and health of our employees in the U.S. and other countries. The U.S federal environmental legislation having particular impact on us includes the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act (also know as Superfund). We are also subject to regulation by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have authority to promulgate regulations that have impact on our operations.

         In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statutes. Many states and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violations of these laws and regulations. We believe our operations are presently in compliance with such laws and regulations.

         In October 2000, we entered into a settlement agreement with the United States in connection with a lawsuit brought on behalf of the EPA and subsequent judgement against us and our former Chairman under the Comprehensive Environmental Response Compensation and Liability Act of 1983 related to the clean-up of a facility that during 1985 through 1992 contained alleged hazardous substances. We occupied that facility during part of 1992. However, we are presently in litigation with our former Chairman related to this and other matters and are seeking full contribution from him for the total amount of the $650,000 judgment (see Item 3 - Litigation.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risk Factors And Other Disclosures (Continued)

Impact of Inflation

         Although inflation has slowed in recent years, it is still a factor in our economy and we continue to seek ways to mitigate its impact. The medical technology and healthcare industries are labor intensive. Wages and other expenses increase especially during periods of inflation and when shortages in the marketplace occur. In addition, suppliers pass along rising costs to us in the form of higher prices. We have, to date, offset increases in our operating costs by increasing prices for our products. We have also implemented cost control measures to curb increases in our operating costs and expenses. We cannot predict our ability to cover or offset future cost increases.

Dependence On Key Personnel

         Due to the specialized, technical nature of our business, we are highly dependent upon our ability to retain our current personnel including, but not limited to, our senior management. In addition, our ability to effectively pursue our business strategy will depend upon, among other factors, our ability to successfully recruit and retain additional highly skilled and experienced managerial, marketing, engineering and technical personnel. In some cases, the market for these skilled employees is highly competitive, which makes it difficult to attract and retain key employees. We cannot assure you that we will be able to retain or recruit such personnel, and the inability to do so could materially and adversely affect our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At December 31, 2000, we had only cash and cash equivalents and no investments. However, as of December 31, 2000, the full amount of $1,599,993 of our 6% convertible debentures issued to investors were outstanding. Such debentures are convertible into common shares based on the market price of our common shares at the time of conversion. As a result, a 10% decrease in the market price of our common shares would increase the number of shares issuable upon conversion by approximately 11%. Conversely, an increase in the market price of our common shares of 10% would decrease the shares issuable by approximately 9%.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements and supplementary data for the Company are attached and incorporated into Item 7.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           TCPI, Inc. and Subsidiaries
                        Consolidated Financial Statements
                                December 31, 2000

                                    Contents

Report of Independent Certified Public Accountants ......................   38
Audited Consolidated Financial Statements
   Consolidated Balance Sheets ..........................................   39
   Consolidated Statements of Operations ................................   40
   Consolidated Statements of Redeemable Preferred Stock
       and Common Stockholders' Equity ..................................   41
   Consolidated Statements of Cash Flows ................................   43
   Notes to Consolidated Financial Statements ...........................   45

               Report of Independent Certified Public Accountants



Board of Directors
TCPI, Inc.

We have audited the accompanying consolidated balance sheets of TCPI, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable preferred stock and common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCPI, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that TCPI, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has continued to experience negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note
1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                 /s/ ERNST & YOUNG LLP


Miami, Florida
February 13, 2001, except for the
sixth paragraph of Note 9 as to
which the date is March 20, 2001

                           TCPI, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                    (Amounts in thousands, except share data)

                                                                                               December 31,
                                                                                       ---------------------------
                                                                                          2000              1999
                                                                                        --------          --------
Assets
Current assets:
   Cash and cash equivalents                                                            $    481          $  1,447
   Investments                                                                                --             2,540
   Accounts receivable, net                                                                1,188             1,163
   Inventory                                                                               1,737             2,036
   Due from related parties                                                                  281               686
   Other                                                                                     276               486
                                                                                        --------          --------
Total current assets                                                                       3,963             8,358
Property and equipment, net                                                                1,732             2,096
Patents and trademarks, net                                                               10,392            11,256
Goodwill, net                                                                              1,635             1,807
Asset purchase deposit                                                                       500                --
Deferred financing costs, net                                                              2,245                --
Due from related party, long-term                                                            357                --
Other assets                                                                                  31                71
                                                                                        --------          --------
Total assets                                                                            $ 20,855          $ 23,588
                                                                                        ========          ========
Liabilities, redeemable preferred stock and common stockholders' equity
Current liabilities:
   Accounts payable                                                                     $  3,288          $    988
   Accrued expenses                                                                        1,551             1,360
                                                                                        --------          --------
Total current liabilities                                                                  4,839             2,348
Deferred revenue                                                                              --               812
Other liabilities                                                                            327                --
Convertible debentures                                                                     1,322                --
Redeemable preferred stock, $.001 par value:
     Authorized shares -- 25,000,000; 550 and 11,350 shares of
        Series A 6% cumulative convertible issued and outstanding
        at 12/31/00 and 12/31/99, respectively                                               639            12,457
Commitments and contingencies
Stockholders' Equity:
   Common stock, $.001 par value:
     Authorized shares--100,000,000;
        Issued and outstanding shares--35,729,525 and
        14,541,544 at 12/31/00 and 12/31/99, respectively                                     36                15
   Additional paid-in capital                                                             56,324            41,638
   Accumulated deficit                                                                   (42,632)          (33,682)
                                                                                        --------          --------
Total common stockholders' equity                                                         13,728             7,971
                                                                                        --------          --------
Total liabilities, redeemable preferred stock and common
   stockholders' equity                                                                 $ 20,855          $ 23,588
                                                                                        ========          ========

See accompanying notes.

                           TCPI, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                    (Amounts in thousands, except share data)

                                                                         Year ended December 31
                                                          ---------------------------------------------------
                                                              2000               1999               1998
                                                          ------------       ------------       ------------
Net sales                                                 $      7,462       $      5,432       $      5,442
Cost of sales                                                    4,790              3,606              3,054
                                                          ------------       ------------       ------------
Gross profit                                                     2,672              1,826              2,388

Research and development contract revenue                          200                470                585

Operating expenses:
   Selling, general and administrative                           6,355              7,534              7,672
   Litigation                                                    2,341              2,692              1,137
   Research and development                                        802              1,724              2,787
   Depreciation and amortization                                 1,737              1,927              1,860
                                                          ------------       ------------       ------------
                                                                11,235             13,877             13,456
                                                          ------------       ------------       ------------
Loss from operations                                            (8,363)           (11,581)           (10,483)

Other income (expense):
   Interest income                                                  84                397                672
   Interest expense                                               (660)               (15)               (16)
   Other expense                                                   (35)                --                 --
                                                          ------------       ------------       ------------
Loss before income taxes                                        (8,974)           (11,199)            (9,827)

Income tax expense                                                  --             (4,140)                --
                                                          ------------       ------------       ------------
Net loss                                                        (8,974)           (15,339)            (9,827)

Accrued dividends and accretion to redemption
   value of redeemable convertible preferred stock                (177)            (2,917)            (1,030)
                                                          ------------       ------------       ------------

Net loss attributable to common stockholders              $     (9,151)      $    (18,256)      $    (10,857)
                                                          ============       ============       ============
Basic and diluted net loss per common share               $      (0.31)      $      (1.64)      $      (1.09)
                                                          ============       ============       ============
Weighted average number of common shares outstanding        29,575,611         11,122,414          9,996,951
                                                          ============       ============       ============

See accompanying notes.


                                                 TCPI, Inc. and Subsidiaries
                  Consolidated Statements of Redeemable Preferred Stock and Common Stockholders' Equity
                                          (Amounts in thousands, except share data)


                                              Redeemable
                                            Preferred Stock         Common Stock                                        Total
                                     -----------------------   --------------------     Additional                     Common
                                       Number of                Number of               Paid-In        Accumulated   Stockholders'
                                        Shares        Amount     Shares      Amount     Capital         Decficit        Equity
                                     -----------------------   -----------  --------   -----------    ------------   -----------
Balance at January 1, 1998               --    $        --     10,015,036    $   10    $    39,807    $    (8,459)   $    31,358
   Comprehensive loss:
      Net loss                           --             --             --        --             --         (9,827)        (9,827)
      Other Comprehensive
         loss, net of tax -
         unrealized losses on
         investments, net                --             --             --        --             --            (65)           (65)
                                                                                                                     -----------
   Comprehensive loss                    --             --             --        --             --             --         (9,892)
   Issuance of Series A
     preferred stock; net of
     issuance costs of $640          15,000         12,409             --        --          1,091             --          1,091
   Issuance of 150,000
     warrants with Series
     A preferred stock                   --             --             --        --            860             --            860
   Accrued dividends on Series
     A preferred stock                   --            557             --        --           (557)            --           (557)
   Accretion to redemption
     value of Series A preferred
     stock                               --            473             --        --           (473)            --           (473)
   Purchase of common stock              --             --        (87,961)       --           (339)            --           (339)
   Conversion of preferred
     stock to common stock             (300)          (308)        79,241        --            308             --            308
                                    -------    -----------    -----------    ------    -----------    -----------    -----------
Balance at December 31, 1998         14,700         13,131     10,006,316        10         40,697        (18,351)        22,356
   Comprehensive loss:
      Net loss                           --             --             --        --             --        (15,339)       (15,339)
      Other Comprehensive
         loss, net of tax -
         unrealized gains on
         investments, net                --             --             --        --             --              8              8
                                                                                                                     -----------
   Comprehensive loss                    --             --             --        --             --             --        (15,331)
   Accrued dividends on Series
     A preferred stock                   --            799             --        --           (799)            --           (799)
   Accretion to redemption
     value of Series A preferred
     stock                                --          2,118             --        --         (2,118)            --         (2,118)
   Conversion of preferred
     stock to common stock           (3,350)        (3,591)     4,528,228         5          3,586             --          3,591
   Shares issued to directors
     and employees                       --             --          7,000        --             10             --             10
   Issuance of 400,000 warrants
     for services                        --             --             --        --            262             --            262
                                    -------    -----------    -----------    ------    -----------    -----------    -----------
Balance at December 31, 1999         11,350         12,457     14,541,544        15         41,638        (33,682)         7,971


                            (continued on next page)

                                                          TCPI, Inc. and Subsidiaries
                       Consolidated Statements of Redeemable Preferred Stock and Common Stockholders' Equity (Continued)
                                                   (Amounts in thousands, except share data)


                                              Redeemable
                                            Preferred Stock         Common Stock                                        Total
                                     -----------------------   --------------------     Additional                     Common
                                       Number of                Number of               Paid-In        Accumulated   Stockholders'
                                        Shares        Amount     Shares      Amount     Capital         Decficit        Equity
                                     -----------------------   -----------  --------   -----------    ------------   -----------
Balance at December 31, 1999            11,350    $   12,457    14,541,544   $       15   $   41,638    $  (33,682)   $    7,971
   Comprehensive loss:
      Net loss                              --            --            --           --           --        (8,974)       (8,974)
      Other Comprehensive
         loss, net of tax -
         unrealized gains on
         investments, net                   --            --            --           --           --            24            24
                                                                                                                      ----------
   Comprehensive loss                       --            --            --           --           --            --        (8,950)
   Accrued dividends on Series
     A preferred stock                      --           177            --           --         (176)           --          (176)
   Conversion of preferred
     stock to common stock             (10,800)      (11,995)   20,266,288           20       11,975            --        11,995
   Shares issued in lieu of rent            --            --       168,673           --          207            --           207
   Shares issued upon exercise
     of options                             --            --         3,020           --            5            --             5
   Shares issued to placement
     agent                                  --            --       750,000            1          296            --           297
   Issuance of 2,635,000
     warrants to placement
     agents                                 --            --            --           --        1,615            --         1,615
   Issuance of 639,997 warrants
     to convertible debenture
     holders                                --            --            --           --          219            --           219
   Beneficial conversion feature
     on convertible debentures              --            --            --           --          545            --           545
                                       -------    ----------   -----------   ----------   ----------    ----------    ----------
Balance at December 31, 2000               550    $      639    35,729,525   $       36   $   56,324    $  (42,632)   $   13,728
                                       =======    ==========   ===========   ==========   ==========    ==========    ==========

See accompanying notes

                           TCPI, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                             (Amounts in Thousands)

                                                                             Year ended December 31
                                                                   ----------------------------------------
                                                                     2000           1999             1998
                                                                   --------        -------         --------
Operating activities
Net loss                                                           $ (8,974)       $(15,339)       $ (9,827)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Income tax expense                                                  --           4,140              --
     Depreciation                                                       532             476             484
     Loss on sales of equipment                                          34              --              --
     Amortization of intangible assets                                1,205           1,451           1,376
     Accretion of beneficial conversion feature on
       convertible debentures                                           545              --              --
     Amortization of deferred financing costs and
       debt discount                                                     50              --              --
     Changes in operating assets and liabilities:
       Accounts receivable                                              (25)            442             450
       Inventory                                                        299             514            (698)
       Other current assets                                             210             (14)             16
       Change in other assets and liabilities                           170            (139)             (9)
       Accounts payable and accrued expenses                          2,896           1,635          (1,356)
       Deferred revenue                                                (812)            812              --
                                                                   --------        --------        --------
Net cash used in operating activities                                (3,870)         (6,022)         (9,564)

Investing activities
Purchases of property and equipment                                    (367)           (328)           (344)
Proceeds from sales of equipment                                        165              --              --
Deposit for asset purchase                                             (500)             --              --
Due from related party                                                   48             150            (836)
Purchases of investments                                               (845)         (6,747)         (5,080)
Proceeds from sales of investments                                    3,409           9,263           3,988
Investment in patents and intangible assets                            (169)            (86)           (294)
                                                                   --------        --------        --------
Net cash provided by (used in) investing activities                   1,741           2,252          (2,566)

Financing activities
Net proceeds from issuance of common stock                               --              10              --
Net proceeds from issuance of redeemable
   preferred stock                                                       --              --          14,360
Payments of deferred financing costs                                   (442)             --              --
Proceeds from issuance of convertible debentures                      1,600              --              --
Proceeds from stock options exercised                                     5              --              --
Purchase of common stock                                                 --              --            (339)
                                                                   --------        --------        --------
Net cash provided by financing activities                             1,163              10          14,021
                                                                   --------        --------        --------
Net (decrease) increase in cash and cash equivalents                   (966)         (3,760)          1,891
Cash and cash equivalents at beginning of year                        1,447           5,207           3,316
                                                                   --------        --------        --------
Cash and cash equivalents at end of year                           $    481        $  1,447        $  5,207
                                                                   ========        ========        ========

                            (Continued on next page)

                           TCPI, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                             (Amounts in Thousands)



                                                                             Year ended December 31
                                                                   ----------------------------------------
                                                                     2000           1999             1998
                                                                   --------        -------         --------

Supplemental information
Cash paid during the year for interest                             $     2         $     15        $     16
                                                                   ========        ========        ========
Significant non-cash transactions
Issuance of warrants for future services                           $    --         $    262        $     --
                                                                   ========        ========        ========
Shares issued in lieu of rent                                      $    207        $     --        $     --
                                                                   ========        ========        ========
Shares issued to placement agent                                   $    297        $     --        $     --
                                                                   ========        ========        ========
Warrants issued to convertible debenture holders                   $    219        $     --        $     --
                                                                   ========        ========        ========
Warrants issued to placement agents                                $  1,615        $     --        $     --
                                                                   ========        ========        ========

See accompanying notes.

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 2000

1. Organization

Operations

TCPI, Inc. and subsidiaries (the Company) are principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and other point of care locations throughout the world. The Company's medical diagnostic products employ its patented and proprietary membrane-based technology. In addition to its ongoing diagnostics business, the Company is involved in the commercialization of transdermal and dermal drug delivery technologies and skin permeation enhancers.

Basis of Presentation

Since inception, the Company has experienced recurring operating losses and negative cash flows from operations. The Company's operating losses have in large part been due to insufficient revenues from the Company's current product portfolio to support its operating costs, including those related to the development of the Company's future products. In addition, significant costs were incurred during the three year period ended December 31, 2000 relating to ongoing litigation involving the Company (refer to Note 9, Commitments and Contingencies). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company must raise additional funds to sustain research and development, provide for future clinical trials and continue its operations until it is able to generate sufficient revenue from the sale and/or licensing of its products to support its operations. The Company plans to obtain required financing through one or more methods, including increasing the Company's number of authorized shares of common stock to enable the Company to access its existing equity financing arrangements, entering into additional equity financing arrangements, and negotiating additional licensing or collaboration agreements with other companies. There can be no assurance that the Company will be successful in accessing or raising such funds on terms acceptable to it, or at all, or that sufficient additional capital will be raised to fund current operations and complete commercialization of the Company's current product candidates. The Company's future success is dependent upon raising additional monies to provide for the necessary operations of the Company. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain profitable operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include Health-Mark Diagnostics, L.L.C. (Health-Mark), TCPI, S.R.L., Healthcheck C.V., TCPI European Holdings B.V., TCPI Holdings, Limited and Health Test, Inc. Significant intercompany transactions and accounts have been eliminated.

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

Investments

Investments are deemed by management to be available for sale and, accordingly, are carried at fair market value based on quoted market prices, with resulting unrealized holding gains and losses reported as a separate component of other comprehensive income or loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income. Interest and dividends on investments are included in interest income. The cost of investments sold is based on the specific identification method.

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

Intangible Assets

Purchased patents and trademarks are amortized using the straight-line method over a composite life of 15 years based on the shorter of the legal lives or estimated useful lives of the individual patents and trademarks, which range from 11 to 17 years. Goodwill is amortized using the straight-line method over 15 years. The Company periodically reviews its intangible assets to assess recoverability and a charge will be recognized in the consolidated statement of operations if a permanent impairment is determined to have occurred. Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, would be measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The Company does not believe that any impairment has occurred as of December 31, 2000, 1999 and 1998.

Valuation of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. When evaluating groups of assets, management evaluates them at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. If the sum of the undiscounted cash flows is less than the carrying amount of the assets or group of assets, an impairment loss will be recognized in the consolidated statement of operations. The impairment loss, if any, would be measured as the amount by which the carrying amount of the asset or group of assets exceeds the fair value of the assets. The Company does not believe that any impairment has occurred as of December 31, 2000, 1999 and 1998.

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Revenues are recognized when title or risk of ownership transfers, which is generally at time of shipment. Product returns are permitted only in limited circumstances and are estimated and reflected as adjustments to current period sales.

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

Research and Development Costs

Research and development costs are expensed as incurred. Payments received for research and development arrangements are recognized as research and development contract revenue when the services are performed and collectibility is reasonably assured.

Advertising Costs

Advertising costs included in selling, general and administrative expense are expensed as incurred, and totaled approximately $67,000, $616,000, and $521,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Under the Company's stock option plans, the Company may grant stock options or warrants for a fixed number of shares to independent consultants and contractors primarily with an exercise price equal to the fair market value of the shares on the date of grant. The Company accounts for these stock option or warrant grants using the fair value method of Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Dividends and Net Loss Per Common Share

Basic and diluted net loss per common share is calculated using the weighted average number of common shares outstanding during the respective periods. Potential common stock relating to options, warrants and convertible preferred stock is not included in the computation of diluted net loss per common share in 2000, 1999 and 1998 as its effect is antidilutive. At December 31, 2000 and 1999, approximately 67,400,000 and 31,151,000 shares, respectively, of potentially issuable common stock relating to options, warrants, and convertible debentures and preferred stock (both estimated based on the current conversion ratio) were excluded from the calculation of diluted net loss per share, since their effect is antidilutive. In 2000, 1999 and 1998, net loss per common share reflects the effect of accrued

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

dividends related to the Series A convertible preferred stock and accretion to the redemption value of the Series A convertible redeemable preferred stock.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Recent Pronouncements

During 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. As of December 31, 2000, the Company is not party to any derivative instruments. Therefore, the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3. Estimated Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, trade accounts receivable and accounts payable reflected in the balance sheets approximate market value. The market value of investments is determined based upon quoted prices for the same or similar securities (see Note 5). Management believes that the other financial instruments approximate market value because they were entered into during the current year and there have been no significant changes in their status that would affect their market value. Based on current interest rates, the fair market value of the Company's convertible debentures approximates their carrying value at December 31, 2000.

4. Details of Balance Sheet

Details of selected balance sheet accounts at December 31 are as follows (in thousands):

                                                         2000           1999
                                                      ---------      ---------
         Accounts receivable:
            Accounts receivable                       $   1,313      $   1,481
            Allowance for doubtful accounts                (125)          (318)
                                                      ---------      ---------
                                                      $   1,188      $   1,163
                                                      =========      =========
         Inventories:
            Raw materials and supplies                $  1,367       $   1,807
            Work in process                                 92               4
            Finished goods                                 278             225
                                                      --------       ---------
                                                      $   1,73       $   2,036
                                                      ========       =========

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

4. Details of Balance Sheet (Continued)

                                                         2000           1999
                                                      ---------      ---------
         Property and equipment:
            Furniture, fixtures and equipment         $  3,469       $  3,766
            Leasehold improvements                         121            174
                                                      --------       --------
                                                         3,590          3,940
            Accumulated depreciation and amortization   (1,858)        (1,844)
                                                      --------       ---------
                                                      $  1,732       $  2,096
                                                      ========       ========
         Patents and trademarks:
            Patents and trademarks                    $ 15,572       $ 15,403
            Accumulated amortization                    (5,180)        (4,147)
                                                      --------       --------
                                                      $ 10,392       $ 11,256
                                                      ========       ========
         Goodwill:
            Goodwill                                  $  2,494       $  2,494
            Accumulated amortization                      (859)          (687)
                                                      --------       --------
                                                      $  1,635       $  1,807
                                                      ========       ========
         Deferred financing costs:
            Deferred financing costs                  $  2,354       $     --
            Accumulated amortization                      (109)            --
                                                      --------       --------
                                                      $  2,245       $     --
                                                      ========       ========
         Accrued expenses:
            Litigation costs                          $  1,011       $    737
            Rent                                            --            231
            Severance                                      180             --
            Insurance                                       43            126
            Other                                          317            266
                                                       -------       --------
                                                       $ 1,551       $  1,360
                                                        =======      ========

5. Investments

Investments at December 31, 1999 consist of the following (in thousands):

                                                                        Gross
                                                        Unrealized       Fair
                                             Cost         Losses         Value
                                         ---------      ------------   ---------

         U.S. Corporate bond               $  210        $ (1)          $  209
         U.S. Government agency bonds       2,363         (32)           2,331
                                           ------        ----           ------
                                           $2,573        $(33)          $2,540
                                           ======        ====           ======

The Company did not hold any investments at December 31, 2000.

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

6. Income Taxes

The components of the income tax expense for the years ended December 31 are as follows (in thousands):

                                           2000         1999       1998
                                          -------     --------    -------

         Current                          $  --       $   --       $  --
         Deferred                            --        4,140          --
                                          -----       ------       -----
         Total                            $  --       $4,140       $  --
                                          =====       ======       =====

Significant components of the Company's deferred tax assets (liabilities) as of December 31 are as follows (in thousands):

                                                   2000              1999
                                                  ------           -------

         Net operating losses                     $15,571          $11,870
         Deferred revenue                              --              310
         Litigation accrual                           208              191
         Depreciation and amortization               (183)              30
         Allowance for doubtful accounts               47              121
         Other                                         85              146
                                                  -------           ------
         Net deferred tax asset                    15,728           12,668
         Valuation allowance                      (15,728)         (12,668)
                                                 --------          -------
         Net deferred taxes                      $     --          $    --
                                                 ========          =======

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, including tax planning strategies that are prudent and feasible that the Company would implement, management has determined that a valuation allowance of approximately $15,728,000 and $12,668,000 at December 31, 2000 and 1999, respectively, is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. In light of the further accumulation of operating losses, the continued increase in the magnitude of operating losses and the resulting decrease in liquid assets to fund future operations at December 31, 1999, management no longer believed that the tax planning strategies, which were the basis for the net deferred tax assets of $4,140,000 at December 31, 1998, were feasible or prudent. This resulted in an increase in the valuation allowance of $4,140,000 in 1999 with a corresponding charge to income tax expense. The valuation allowance increased by a total of approximately $3,060,000 and $12,668,000 in 2000 and 1999, respectively.

At December 31, 2000, the Company has available net operating loss carryforwards of approximately $12,562,000 relating to years prior to 1998, which expire in the years 2010 through 2012, and net operating loss carryforwards of approximately $28,816,000 relating to the years ended after December 31, 1998, which expire in years 2018 through 2020.

The reconciliation of the expected income tax expense with the actual income tax expense reported for the years ended December 31 computed on loss before income taxes at federal statutory rates is as follows:

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

6. Income Taxes (Continued)

                                                     2000      1999      1998
                                                     ----      ----      ----

         Tax at federal statutory rate              (34.0)%   (34.0)%   (34.0)%
         State and local income taxes, net of
            federal tax benefit                      (3.6)     (4.2)     (4.2)
         Nondeductible items                           .6        .5        .2
         Change in valuation allowance               34.8      74.3      38.4
         Other                                        2.2        .4       (.4)
                                                    -----    ------     -----
         Total                                         --%     37.0%       --%
                                                    =====    ======     =====

7. Related Party Transactions

The Company and its former chairman (Former Chairman) are parties to an exclusive, worldwide license agreement dated January 31, 1996 (License Agreement) under which the Company has the right to manufacture, promote, market and sell all medical, pharmaceutical and health care products and devices created by the Former Chairman on or before the date of the License Agreement (Technology). The License Agreement is for a term of twenty years with automatic renewals and requires annual fees equal to the greater of (i) 3% of net collected sales revenues from products based upon the Technology or (ii) $10,000, with an aggregate maximum limitation of $10,000,000. The License Agreement replaces an earlier license agreement with similar provisions. During 2000, 1999 and 1998, the Former Chairman earned approximately $91,000, $149,000 and $161,000, respectively, pursuant to the License Agreement. During 1999, the Company advanced the Former Chairman $100,000 under the License Agreement, of which $40,000 was included in due from related parties in the balance sheet at December 31,1999 because such amount had not been earned. During 2000, the Company made no advances to the Former Chairman under the License Agreement.

During August 1998, the Company's outside directors unanimously approved the Company's guarantee for a period of up to 90 days of $750,000 of the collateral obligations of the Former Chairman's family limited partnership (Partnership) to a brokerage house. Under the terms of the Company's agreement with the Partnership, the brokerage house called on the Company's guarantee; the Partnership then executed and delivered to the Company a promissory note personally guaranteed by the Former Chairman in an amount equal to the amount of the guarantee. The note had a six month term, was payable on demand, and bore interest at the rate of interest charged by the brokerage house (7 3/4% at December 31, 2000). In February 1999, accrued interest was paid and the note was extended an additional three months. After becoming due on May 26, 1999, interest was paid and an additional extension of one year was authorized by the Board of Directors.

On September 12, 2000, the Board of Directors voted to terminate the employment of the Former Chairman pursuant to the termination without cause provision of the Former Chairman's employment agreement. Simultaneously, the Board of Directors voted to remove the Former Chairman as Chairman of the Board of Directors and President and Chief Technical Officer of the Company. Subsequently, the Former Chairman resigned as a Director of the Company. On November 9, 2000, after a scheduled payment on the note was not made and the principal amount of the loan was accelerated, the Company commenced an action against the Partnership to collect the balance due on the note. The net amount due to the Former Chairman, under the termination without cause provision of his employment agreement as well as any other amounts due to the Former Chairman from the Company, are being applied as reductions of the outstanding balance of the promissory note due from the Former Chairman.

The balance of the note is approximately $638,000 and $647,000 at December 31, 2000 and 1999, respectively. As of December 31, 2000, approximately $281,000 of the balance is included in current assets due from related parties in the balance sheet based on the Company's projections that such amount will be repaid or offset during 2001. The remainder of the balance of approximately $357,000 is included in due from related party, long term. The Company recorded interest income related to this note of approximately $50,000 and $54,000 for the years ended December 31, 2000 and 1999, respectively.

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

8. Sales and Significant Customers

The Company had a non-exclusive worldwide marketing and distribution agreement with Boehringer Mannheim Italia (BMI) for its family planning diagnostic products from 1992 to 1998. Following the acquisition of Boehringer Mannheim by Roche Holdings AG (Roche), domiciled in Switzerland, the Company established a new agreement during 1998 with Roche whereby the Company directly supplies its finished and packaged family planning products to both corporate Roche distributors and independent distributors around the world. A significant part of the Company's business is dependent upon Roche. During the years ended December 31, 2000, 1999 and 1998, Roche accounted for approximately 16%, 31% and 33% of sales, respectively. As of December 31, 2000 and 1999, accounts receivable from Roche were approximately $4,000 and $143,000, respectively.

During the years ended December 31, 2000, 1999 and 1998, a significant portion of the Company's business was dependent on one North American customer, CVS Distribution, Inc. (CVS). During the years ended December 31, 2000, 1999 and 1998, CVS accounted for approximately 16%, 25% and 24%, respectively, of sales. As of December 31, 2000 and 1999, accounts receivable from CVS were approximately $196,000 and $253,000, respectively.

During the years ended December 31, 2000 and 1999, a significant portion of the Company's business was dependent on one international customer, LVMH Moet Hennessy Louis Vuitton, Inc. (LVMH). During the years ended December 31, 2000 and 1999, LVMH accounted for approximately 46% and 13% of sales. As of December 31, 2000 and 1999, accounts receivable from LVMH were approximately $578,000 and $709,000, respectively.

Other than the foreign customers noted in the paragraphs above, other foreign customers collectively accounted for no more than 5% of annual sales. A summary of the Company's sales by product line is as follows:

                                                    2000     1999     1998
                                                    ----     ----     ----
          Point of care medical diagnostic
            products
                                                     48%      82%      96%
         Skin permeation enhancers                   46       13       --
         Other                                        6        5        4
                                                   ----     ----     ----
                                                    100%     100%     100%
                                                   ====     ====     ====

9. Commitments and Contingencies

Leases

The Company leases its operating facilities under an operating lease expiring in October 2003. Rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $352,000, $758,000 and $660,000, respectively.

At December 31, 2000, future minimum rentals, subject to cost-of-living adjustments, are approximately as follows (in thousands):

         2001                                             $347,000
         2002                                              347,000
         2003                                              297,000
                                                          --------
                                                          $991,000
                                                          ========

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

9. Commitments and Contingencies (Continued)

Litigation

In December 1998, a jury returned a verdict against the Company, the Former Chairman, and other unrelated corporate and individual defendants (the Lawsuit). In its verdict, the jury found that the Former Chairman had misappropriated trade secrets and awarded damages of $500,000 against the Former Chairman, individually. Additionally, the jury found that both the Company and the Former Chairman intentionally interfered with the plaintiffs' business relationships. The jury awarded approximately $328,000 in damages against the Company in connection with the second claim, but awarded no damages against the Former Chairman, individually, in connection with that claim. In January 1999, a judgment against the Company and the Former Chairman was entered by the trial court in accordance with the verdict.

On January 29, 1999, the Company and the Former Chairman filed their appeal to the Florida Fourth District Court of Appeal in West Palm Beach, Florida. On March 29, 2000, the court issued its opinion reversing the judgment against the Former Chairman for misappropriation of trade secrets. However, the appellate court affirmed the judgment against the Company for tortious interference with a business relationship.

On February 5, 2001, the Company formally announced that the parties to the above referenced litigation have dismissed all the various lawsuits and related counterclaims and have entered into a settlement agreement. In connection with this settlement and the judgment previously entered described above, the Company was required to pay a total settlement of $500,000, of which $388,000 was paid in 2000. At December 31, 2000, the Company has recorded an accrual for loss in the amount of $112,000 representing the unpaid balance of the $500,000 settlement.

In November 1998, a purported shareholder class action lawsuit was filed against the Company. Eight additional complaints were subsequently filed in the same court. These claims were filed on behalf of a purported class of persons who purchased the Company's stock between November 27, 1995 and October 6, 1998. The complaints alleged that the Company and certain officers and directors artificially inflated the Company's stock price by issuing false and misleading statements concerning the Company's prospects. The claims did not specify the damages resulting from the alleged conduct. These cases were consolidated in March 1999. On March 20, 2001, the United States District Court for the Southern District of Florida issued a Final Order of Dismissal with prejudice of the plaintiffs' claims. The Plaintiffs have until April 3, 2001 to seek reconsideration of the dismissal or until April 19, 2001 to appeal the dismissal order. The Company believes the claims lack merit and plans to contest vigorously any motion for reconsideration or an appeal. The Company maintains Directors and Officer's liability insurance, however, there can be no assurance that such insurance coverage will be adequate to fund the costs of an award, if any, or attorneys' fees related to these claims. At this time, it is not possible to estimate the ultimate loss, if any, related to these claims and therefore no accrual for loss has been recorded at December 31, 2000.

In August 1999, the U.S. District Court for the Northern District of California confirmed an arbitration award against the Company in favor of Hooper & Associates, Inc. for approximately $198,000. Gary Hooper was the president and chief operating officer of Pharma Patch, PLC. The Company acquired certain assets of Pharma Patch, PLC in November 1995. The arbitration award found that Mr. Hooper was entitled to that amount pursuant to an employment agreement between Mr. Hooper and Pharma Patch, PLC. A bond was posted in this matter to stay enforcement of the judgment. As a result, enforcement of the arbitration award has been stayed by a Florida court. Separately, the Company is pursuing certain claims against Mr. Hooper related to other matters. On July 5, 2000, the state court continued the stay of enforcement of the award during pendency of the Company's claims against Mr. Hooper and Hooper & Associates, Inc. in the federal action. During the year ended December 31, 2000, management determined that payment of this $198,000 judgment is probable and has recorded an accrual for loss equal to the amount of the arbitration award as of December 31, 2000.

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

9. Commitments and Contingencies (continued)

In January 2000, the U. S. District Court for the Southern District of Florida entered a judgment against the Company and the Former Chairman holding them both liable, jointly and severally, for approximately $401,000, plus trial expenses and post-judgment interest. The judgment was the result of a civil cost recovery action brought against the Company and the Former Chairman by the United States of America under the Comprehensive Environmental Response, Compensation, and Liability Act. On October 6, 2000, the Company reached a settlement with the United States in the amount of $650,000 payable over a 21-month period with the first payment of approximately $113,000 due on October 13, 2000 and quarterly payments made thereafter on the balance plus interest at the rate of 5.3% per annum. The Company entered into a modification of the settlement agreement with the United States, whereby the second quarterly payment will be due on April 16, 2001 and additional payments made quarterly thereafter. Under the terms of the agreement, the Company made the first payment on October 13, 2000.

On September 12, 2000, the Board of Directors voted to terminate the employment of its Former Chairman as Chairman, President, and Chief Technical Officer of the Company pursuant to the termination without cause provision of the Former Chairman's employment agreement. On October 19, 2000, the Company was served with a summons and complaint in an action commenced by the Former Chairman. The 13 counts in the Former Chairman's Complaint are (1) rescission of the License Agreement, (2) breach of contract with respect to a letter of intent executed on September 13, 2000 between the Company and the Former Chairman (Letter of Intent), (3) anticipatory breach of contract with respect to the License Agreement and a previous license agreement, (4) breach of the duty of good faith dealing, which the Former Chairman claims is owed to him, with respect to the Letter of Intent and the License Agreement (5) alleged fraud in the inducement of the signing by the Former Chairman of the Letter of Intent and License Agreement, (6) fraud in the inducement against the individual directors and officers defendants as in count 5, (7) promissory estoppel against the Company,
(8) promissory estoppel against the individual directors and officer defendants,
(9) unjust enrichment against the Company, (10) tortious interference with contract against the individual directors and officer defendants, (11) breach of fiduciary duty against the individual directors and officer defendants, (12) Florida Racketeer Influenced and Corrupt Organizations Act count against the individual directors and officer defendants and (13) common law conspiracy against the individual directors and officer defendants. The Company believes that the claims contained in this complaint are without merit and will vigorously defend itself in this lawsuit. An unfavorable outcome of this litigation would have a material adverse impact on the Company, including the possibility the Company will not be able to sell its TD Glucose Monitoring technology. At this time, it is not possible to estimate the ultimate loss, if any, related to the resolution of these matters and therefore no accrual for loss has been recorded as of December 31, 2000.

The Company and several other unrelated parties including Roche are involved in patent infringement litigation with a competing company relative to a European patent. The Company has agreed to indemnify Roche and its affiliates and their respective officers against all damages, back royalties, costs, attorneys' fees and the like arising from or related to any and all patent infringement actions. The Company intends to vigorously defend the claims of the competing company. A majority of the Company's diagnostic sales in Europe relate to products covered by patents subject to this action. Consequently, a loss in this litigation may have a material adverse effect on the Company's results of operations and financial condition. At this time it is not possible to estimate the ultimate loss, if any, related to the resolution of these matters and therefore no accrual for loss has been recorded as of December 31, 2000.

In addition to the above, the Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings, including those described above, will not have a material adverse effect on the Company's results of operations or financial position.

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

10. Redeemable Preferred Stock

In May 1998, the Company adopted Amended and Restated Articles of Incorporation designating 16,200 shares of the authorized preferred stock as Series A Convertible Preferred Stock (Preferred Stock) with a stated value of $1,000 per share. The conversion features of the Preferred Stock are described below and under certain circumstances it is redeemable at the option of the holder.

On May 18, 1998, the Company issued to a single institutional investor 15,000 shares of Preferred Stock and warrants to purchase 150,000 shares of the Company's common stock and received proceeds of approximately $14,360,000, net of offering costs of approximately $640,000. The conversion price of the Preferred Stock was established at 92% of the market price of the common stock on the conversion date up to a maximum of $11.89 per share, with the possible exception described in the following paragraph. The warrants are exercisable at $11.89 per share. The Preferred Stock must be converted and the warrants can be converted at any time during the five-year period that commenced on May 18, 1998, with the possible exceptions described in the following paragraph. The Preferred Stock earns dividends at the rate of 6% per year, which accumulate and increase the redemption value of the Preferred Stock.

If, on the conversion date, the closing price of the common stock is below $9.51, then the conversion price will be equal to 115% of the market price at that time. In this situation, the Company has the right, but not an obligation, to redeem the Preferred Stock for cash in an amount equal to the value of the common stock on the conversion date which otherwise would have been issued to the holders of the Preferred Stock. The Company also has the right, but not an obligation, to convert the Preferred Stock into Convertible Notes Payable (the Notes) which would modify the conversion terms, bear interest at 10%, and mature three years from the date of issue. The holder of the Notes can convert them at any time during the three year period to maturity or can hold them to maturity and redeem them for a cash payment equal to the principal amount plus accrued interest. Additionally, if certain mandatory redemption events occur as defined in the Amended and Restated Articles of Incorporation, the holder of any outstanding shares of preferred stock has the right to require the Company to redeem those shares at the stated redemption value.

The financing was arranged by placement agents who received a fee of approximately $488,000 and a nontransferable option to purchase up to 1,200 shares of Preferred Stock upon the same terms and conditions as the institutional investor and expiring on December 31, 1998. The placement agents did not exercise this option.

The Preferred Stock was recorded at approximately $12,409,000, net of the value of the beneficial conversion feature of approximately $1,731,000, and the value allocated to the warrants was approximately $860,000, based on their estimated fair value at the date of issuance. The Preferred Stock was accreted up to the ultimate redemption value as of December 31, 1999 through periodic charges to additional paid-in capital. For the year ended December 31, 1999 and 1998, the Company recorded accretion of approximately $2,118,000 and $473,000, respectively.

During the years ended December 31, 2000, 1999 and 1998, the institutional investor converted 10,800; 3,350; and 300 shares, respectively, of preferred stock and received approximately 20,266,000; 4,528,000; and 79,241 shares, respectively, of the Company's common stock. Under the terms of the agreement, the institutional investor can only convert its shares into cash (in lieu of stock) upon the occurrence of certain significant events. One of the events, which could trigger such a cash conversion, is the de-listing of the Company's common stock from the NASDAQ national market. The Company was de-listed during December 2000, and now trades on the OTC bulletin board. Subsequent to December 31, 2000, the institutional investor converted the remaining 550 shares of Preferred Stock into 14,926,716 shares of common stock.

11. Common Stockholders' Equity

In May 2000, the Company entered into a subscription agreement with an institutional investor, acting as placement agent, for the purchase of up to $25 million in common stock under a private equity line. The equity line provides the Company the ability to issue to the placement agent common stock and warrants periodically in amounts up to $2

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

11. Common Stockholders' Equity (continued)

million per draw, subject to prior effectiveness of a registration statement and subject to limitations based on certain market conditions. Pricing for each common stock sale is based on current market prices at the time of each draw of the equity line. The term of this investment agreement is for a 36-month period from November 3, 2000, which is the date the registration statement covering the resale of common stock by the placement agent was declared effective by the Securities and Exchange Commission. At December 31, 2000, no shares of common stock have been issued or sold to the placement agent under the investment agreement.

In connection with the subscription agreement, on April 19, 2000, the Company issued to the placement agent a warrant to purchase 312,500 shares of the Company's common stock, exercisable for a period of five years from March 17, 2000 with an initial exercise price equal to $1.9063, which was the lowest closing bid price for the five trading days before March 17, 2000. On April 19, 2000, the Company issued an additional 312,500 share warrant to the placement agent from March 17, 2000, with an initial exercise price equal to $0.9375, which was the lowest closing bid price for the five trading days immediately before the closing date of May 3, 2000. The Company estimated the fair value of these warrants to be approximately $1,041,000 using the Black-Scholes option valuation model. The fair value of the warrants as well as approximately $252,000 in other direct costs of obtaining the financing, are included as a component of deferred financing costs in the balance sheet at December 31, 2000 and will be charged against the proceeds of future stock issuances under the subscription agreement.

During the period from August 28, 2000 through November 22, 2000, the Company entered into a series of securities purchase agreements with investors arranged through another unrelated placement agent. Under this agreement, the Company sold to the investors approximately $1.6 million of the Company's 6% convertible debentures due on dates ranging from August 28, 2005 to November 22, 2005. The debentures are convertible into shares of the Company's common stock at any time after the closing dates, at the lesser of $1.05 per share or 80% of the average closing bid prices of the Company's common stock during the 5 trading days immediately preceding the conversion. The net book value of this beneficial conversion feature was approximately $545,000 which was accreted to interest expense over the period from issuance to the date of earliest conversion. For the year ended December 31, 2000, the Company recorded interest expense of approximately $545,000 related to this accretion. Also, in connection with the issuance of the convertible debentures to the investors, the Company issued to the investors warrants to purchase 639,997 shares of the Company's common stock, which is equal to 20% of the number of shares of the Company's common stock that would have been issuable upon conversion of the convertible debentures as of the closing dates. The Company estimated the fair market value of these warrants to be approximately $218,000 using the Black-Scholes option valuation model. The Company allocated the portion of the proceeds of the debentures to the warrants to additional paid in capital based on the relative fair value of the warrants and the debentures at the time of issuance. The resulting discount of approximately $219,000 is being amortized over the term of the debentures. The warrants have an exercise price of $1.50 and a term of three years. Subsequent to December 31, 2000, the investors converted $1,138,515 of the debentures into approximately 25,985,000 shares of the Company's common stock.

On September 5, 2000, the Company entered into credit line agreement through the placement agent. Under the credit line agreement, the Company has the option to sell up to $10 million of the Company's 6% convertible debentures to the placement agent, subject to a formula based on stock price and trading volume, over a three year period beginning December 11, 2000. The debentures are convertible into shares of the Company's common stock at the lesser of $1.40 per share or 90% of the lowest closing bid price of the Company's common stock during the 20 trading days immediately preceding the conversion.

In providing the Company with the convertible debenture transaction and credit line, the placement agent received cash compensation of $190,000, which was equal to 12% of the principal amount of convertible debentures issued to date under the securities purchase agreement and a five-year warrant to purchase 2,010,000 shares of the Company's common stock at $1.50 per share. The Company has the right to force conversion of the warrant if the closing price of its common stock is $3.00 or higher for ten consecutive trading days. Upon conversion of the warrants held by the

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

11. Common Stockholders' Equity (continued)

debenture holders and the placement agent, the Company would receive additional capital. Additionally, in consideration for closing the convertible debenture transaction and arranging the credit line, the Company issued to the placement agent 750,000 shares of the Company's common stock with a fair value of approximately $297,000 on the date of issuance. The Company estimated the fair market value of the warrants issued to the placement agent to be approximately $574,000 using the Black-Scholes option valuation model. The fair market value of the warrants issued to the placement agent, the fair market value of the Company's common stock issued to the placement agent, and the cash compensation paid to the placement agent are included as components of deferred financing costs in the balance sheet and are being amortized over the five year life of the agreements.

During the year ended December 31, 1999, the Company issued 400,000 warrants to an investment banking company in exchange for consulting services related to corporate finance and other financial services matters. The warrants are for a term of five years and are excercisable into 200,000 shares of common stock if the warrants have an exercise price of $1.19, are excercisable into 100,000 shares of common stock if the warrants have an exercise price of $2.00, and are excercisable into 100,000 shares of common stock if the warrants have an exercise price of $3.00. The warrants and a related deferred expense were recorded at $262,000, which represents the estimated fair market value of the warrants at the date of issuance. The deferred expense is being amortized on a straight-line basis over the three year term of the related consulting agreement. Selling, general and administrative expense includes approximately $87,000 and $58,000 related to the amortization of these warrants during the years ended December 31, 2000 and 1999, respectively.

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

In conjunction with the 1995 initial public offering, the Company issued 220,000 warrants with an exercise price of $2.60 and a term of four years to the representative of the underwriters of the total warrants issued, 181,156 were exercised and 38,844 were outstanding as of December 31, 1999. The 38,844 remaining outstanding expired in February 2000. The fair market value of the warrants was recorded as a reduction of the proceeds from the issuance of common stock.

During 2000, the Company amended its Incentive Stock Option Plan (the Plan) to reserve 4,000,000 shares of common stock for issuance to employees or outside directors (Participant) of the Company. The exercise price of any stock option granted under the Plan to an eligible Participant must be at least equal to the fair market value of the shares on the date of the grant. Under the Amended Plan options expire no later than ten years from the date of the grant, but the vesting period is discretionary. The vesting periods for the options outstanding under the Plan at December 31, 2000 range from one to five years from the date of grant.

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

11. Common Stockholders' Equity (continued)

The following table summarizes information relative to the Company's options granted under the Plan:

                                                                    Weighted
                                                                    Average
                                                      Options    Exercise Price
                                                 -------------- ----------------
         Outstanding at January 1, 1998              249,000        $  11.56
         Granted                                     130,600            7.35
         Canceled                                     (9,600)          12.70
                                                  ----------        --------
         Outstanding at December 31, 1998            370,000           10.04
         Granted                                     518,800            1.14
         Canceled                                   (142,366)           9.66
                                                  ----------        --------
         Outstanding at December 31, 1999            746,434            3.93
         Granted                                     837,500            0.56
         Canceled                                   (186,014)           9.30
         Exercised                                    (3,020)           1.75
                                                  ----------       ---------
         Outstanding at December 31, 2000          1,394,900       $    1.20
                                                  ==========       =========
         Exercisable at December 31, 2000            502,500       $    2.17
                                                  ==========       =========
         Weighted-average fair value of
            options granted under the Plan
            during 2000                           $    0.51
                                                  =========

The Company has also granted options (not under the Plan) as incentives to executives and independent contractors who have performed services for the Company. The following table summarizes information relative to the Company's options not issued under the Plan:


                                                                  Weighted
                                                                  Average
                                                  Options      Exercise Price
                                                 --------      --------------
         Outstanding at January 1, 1998           128,000        $  12.89
         Canceled                                 (78,000)          13.01
                                                 --------        --------
         Outstanding at December 31, 1998          50,000           13.00
         Granted                                   25,000            0.44
                                                 --------        --------
         Outstanding at December 31, 1999          75,000            8.81
         Granted                                       --              --
                                                 --------        --------
         Outstanding at December 31, 2000          75,000        $   8.81
                                                =========        ========
         Exercisable at December 31, 2000          58,333        $  11.21
                                                =========        ========
         Weighted-average fair value of
         options (not under the Plan)
         granted during 2000                   $      --
                                                ========

The vesting periods for options outstanding not issued under the Company's stock option plan at December 31, 2000 range from immediate vesting to vesting three years from the date of grant with expiration terms ranging from five to ten years.

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

11. Common Stockholders' Equity (continued)

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method required by Statement 123. The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 2000 - risk-free interest rate of 5.74%; volatility factors of the expected market price of the Company's common stock of 1.958; and a weighted-average expected life of the option ranging from one to five years; for 1999 - risk-free interest rate of 5.52%; volatility factors of the expected market price of the Company's common stock of 1.020; and a weighted-average expected life of the option ranging from three to five years; and 1998 - risk-free interest rate of 6.11%; volatility factors of the expected market price of the Company's common stock of .701; and a weighted-average expected life of the option ranging from three to five years. For all years presented the assumed dividend yield in 0%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (amounts in thousands, except per share amounts):

                                                     2000      1999      1998
                                                    -----      ----      ----

         Pro forma net loss                       $(9,514)  $(16,191) $(10,606)
         Accrued dividends on and accretion to
            redemption value of convertible
            preferred stock                          (177)    (2,917)   (1,030)
                                                  -------   --------  --------
         Pro forma net loss attributable to
            common stockholders                   $(9,691)  $(19,108) $(11,636)
                                                   ======   ========  ========
         Pro forma net loss per
            common share                          $ (0.33)  $  (1.72) $  (1.16)
                                                   ======   ========  ========

The weighted-average remaining contractual life of options is 3 years.

Shares of common stock reserved for future issuance at December 31, 2000 are as follows:

         Options                                   4,075,000
         Warrants                                  4,324,997
                                                  ----------
                                                   8,399,997
                                                  ==========

                           TCPI, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

12. Roche Acquisition

On May 20, 2000, the Company entered into an agreement with Roche to acquire certain trademarks, distribution rights, and business assets of Roche for a purchase price of approximately $7 million. The majority of the assets intended to be acquired are located in South America with the balance in Europe. Upon signing the agreement, the Company paid Roche a down payment of $500,000, which is presented as asset purchase deposit in the accompanying December 31, 2000 balance sheet. The Company did not make the second and third payments due under the asset purchase agreement. As a result of discussions with the Company relative to the second and third payments which were not made, Roche notified the Company that it intends to continue to operate the business assets in South America. The Company has, however, with the concurrence of Roche Diagnostics, taken over the marketing of the products in Germany, Italy, Spain and Switzerland through an independent distributor that is well established in these markets; and is in continuing discussions with Roche Diagnostics concerning the acquisition of its assets in those countries. Roche has indicated, that the down payment of $500,000 the Company made in May 2000 will be applied to the purchase of these assets. The failure to complete this acquisition could have an adverse effect on the Company's financial condition.

13.  Quarterly Data (Unaudited)

The following is selected quarterly financial data for the years ended December 31, 2000 and 1999.

                                                                    Years ended December 31, 2000 and 1999
                                                                    (in thousands, except per share data)
                                            ---------------- ----------------- ---------------- ----------------- -----------------
                                              1st Quarter      2nd Quarter       3rd Quarter      4th Quarter          Total
                                            ---------------- ----------------- ---------------- ----------------- -----------------
                   2000
-------------------------------------------
Net sales                                       $     1,187       $     1,125      $     1,002       $     4,148       $     7,462
Gross profit                                            478               511              427             1,256             2,672
Net loss                                             (2,541)           (2,051)          (2,204)           (2,178)           (8,974)
Net loss attributable to common
   stockholders                                      (2,638)           (2,091)          (2,230)           (2,192)           (9,151)
Basic and diluted net loss
   per share                                    $     (0.11)      $     (0.07)     $     (0.07)      $     (0.07)      $     (0.31)
Weighted average number
   of common shares outstanding                  24,067,260        29,793,240       30,792,916       $33,591,519        29,575,611

                   1999
-------------------------------------------
Net sales                                       $     1,386       $     1,289      $     1,267       $     1,490       $     5,432
Gross profit                                            572               556              517               181             1,826
Net loss                                             (2,476)           (2,268)          (2,799)           (7,796)          (15,339)
Net loss attributable to common
   stockholders                                      (2,875)           (2,664)          (3,129)           (9,588)          (18,256)
Basic and diluted net loss
   per share                                    $     (0.28)      $     (0.25)     $     (0.28)      $     (0.78)      $     (1.64)
Weighted average number
   of common shares outstanding                  10,399,144        10,636,626       11,099,557        12,327,190       $11,122,414



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Items 10, 11, 12 and 13 is incorporated by reference from our definitive proxy statement to be filed in connection with our Annual Meeting of Shareholders to be held on April 30, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K

         A.       The following documents are filed as part of the report:

                  (1) The Financial Statements filed as part of this report are listed separately in the Index To Financial Statements beginning on page 37 of this report.

(2)      Financial Statement Schedules.

                                   TCPI, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                December 31, 2000

                                                                     Additions
                                                            -------------------------
                                        Balance at           Charged to     Charged to
                                         Beginning of        Costs and    Other Accounts   Deductions -      Balance at End
Description                               Period             Expenses      - Describe       Describe           of Period
---------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000:
Allowance for doubtful accounts           $   318,000       $   134,805     $      --       $  328,068(1)      $   124,737
Tax valuation allowance                    12,667,900         3,059,906            --               --          15,727,806
                                          -----------       -----------     ---------       ----------         -----------
Total                                     $12,985,900       $ 3,194,711     $      --       $  328,068(1)      $15,852,543
                                          ===========       ===========     =========       ==========         ===========

Year Ended December 31, 1999:
Allowance for doubtful accounts           $    75,000       $   280,419     $      --       $   37,419(1)      $   318,000
Tax valuation allowance                     4,349,325         8,318,575            --               --          12,667,900
                                          -----------       -----------     ---------       ----------         -----------
Total                                     $ 4,424,325       $ 8,598,994     $      --       $   37,419(1)       12,985,900
                                          ===========       ===========     =========       ==========         ===========

Year Ended December 31, 1998:
Allowance for doubtful accounts           $    18,000       $   198,000     $      --       $  141,000(1)      $    75,000
Tax valuation allowance                       572,801         3,776,524            --               --           4,349,325
                                          -----------       -----------     ---------       ----------         -----------
Total                                     $   590,801       $ 3,974,524     $      --       $  141,000(1)      $ 4,424,325
                                          ===========       ===========     =========       ==========         ===========

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K
         (Continued)

                  (3)      Exhibits

Exhibit
Number       Code                          Description
-------      ----                          -----------
2.1          14         Business and Asset Purchase Agreement dated May 20, 2000
                        between Roche Diagnostics GmbH and TCPI Holdings, Ltd.
2.2          14         Guaranty Agreement dated May 20, 2000 between Roche
                        Diagnostics GmbH and the Company.
3.1          5          Amended and Restated Articles of Incorporation of the
                        Company.
3.2          5           Amended and Restated Bylaws of the Company.
3.3          4          Articles of Amendment to the Articles of Incorporation
                        of the Company.
3.4          15         Articles of Amendment of the Company's Amended and
                        Restated Articles of Incorporation.
4.2          3          Form of Common Stock Certificate of the Company.
4.3          11         Warrant to purchase Common Stock dated April 19, 2000 (1
                        of 2) between the Company and Swartz Private Equity,
                        LLC.
4.4          11         Warrant to purchase Common Stock dated April 19, 2000 (2
                        of 2) between the Company and Swartz Private Equity,
                        LLC.
4.5          11         Warrant between the Company and Swartz Private Equity,
                        LLC.
10.2         5          Amended and Restated 1992 Incentive Stock Option Plan.
10.3         5          Cancellation and Exclusive License Agreement between
                        Jack Aronowitz and the Company dated January 31, 1996.
10.4         5          Stock Option Agreement between the Company and Martin
                        Gurkin, Stuart R. Streger, Colin Morris, Kathryn
                        Harrigan, Clayton Rautbord and Stephen Dresnick.
10.5         15         The Company's 2000 Stock Option Plan.
10.6         2          Lease - Pompano Beach, Florida.
10.6.1       9          Business Lease Extension - Pompano Beach, Florida.
10.8         3          Warrant Agreement between the Company and Jack L.
                        Aronowitz.
10.8.1       1          Amended Employment Agreement dated October 9, 1998
                        between the Company and Jack L. Aronowitz.
10.9         1          Employment Agreement dated October 9, 1998 between the
                        Company and Jay E. Eckhaus.
10.17        7          Employment Agreement dated September 10, 1999 between
                        the Company and Elliott Block, Ph.D.
10.18        8          Employment Agreement dated November 22, 1999 between the
                        Company and Walter V. Usinowicz, Jr.
10.19        11         Employment Agreement dated May 27, 1999 between the
                        Company and Robert M. Morrow.
10.20        13         Investment Agreement dated May 3, 2000 between the
                        Company and Swartz Private Equity, LLC.
10.21        13         Registration of Rights Agreement dated May 3, 2000
                        between the Company and Swartz Private Equity, LLC.

10.22        17         Securities Purchase Agreement dated August 28, 2000.
10.23        17         Form of Warrant to Purchase Common Stock under the
                        Securities Purchase Agreement.
10.24        17         Form of Securities Purchase Agreement Debenture under
                        the Securities Purchase Agreement.
10.25        17         Placement Agency Agreement dated August 28, 2000 between
                        the Company and The May Davis Group, Inc.
10.26        17         Line of Credit Agreement dated September 5, 2000 between
                        the Company and GMF Holdings.
10.27        17         Form of Credit Line Debenture under the Credit Line
                        Agreement.
10.28        17         Registration Rights Agreement dated September 5, 2000.
10.29        17         Placement Agency Agreement dated September 5, 2000
                        between the Company and The May David Group, Inc.
10.30        17         Escrow Agreement dated August 28, 2000 between the
                        Company and First Union.
10.31        17         Escrow Agreement dated September 5, 2000 between the
                        Company and First Union. Filed
21           Herewith   Subsidiaries of the Company.
             Filed
23           Herewith   Consent of Ernst & Young LLP.

             Code        Code Description
             ---         ----------------
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

             13 Incorporated by reference to the Company's Registration Statement on Form S-2 filed on June 9, 2000.
             14 Incorporated by reference to the Company's Form 8-K filed on June 8, 2000.
             15 Incorporated by reference to the Company's Form 10-Q filed on August 15, 2000.
             16 Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-2 filed on July 26, 2000.
             17 Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-2 filed on October 18, 2000.
             18 Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-2 filed on November 1, 2000.
                  (4)   Current Reports on Form 8-K

                           During the year ended December 31, 2000, we filed the
following Reports on Form 8-K:

                       Current Report on Form 8-K ........... February 18, 2000
                       Current Report on Form 8-K ........... June 8, 2000
                       Current Report on Form 8-K ........... June 30, 2000
                       Current Report on Form 8-K ........... September 14, 2000
                       Current Report on Form 8-K ........... November 30, 2000
                       Current Report on Form 8-K ........... December 6, 2000
                       Current Report on Form 8-K ........... December 11, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TCPI, INC.

                             By:  /signed / Elliott Block, Ph.D.
                                  --------------------------------------------
                                 Elliott Block, Ph.D.
                                 President, Chief Executive Officer and Director

                             Date:    March 20, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                            Title                                       Date
---------                                            -----                                       ----
/signed / Elliott Block, Ph.D.                       President, Chief Executive Officer          March 20, 2001
-------------------------------------                and Director
Elliott Block, Ph.D.                                 (Principal Executive Officer)


/signed / Walter V. Usinowicz, Jr.                   Vice President of Finance and               March 20, 2001
------------------------------------                 Chief Financial Officer
Walter V. Usinowicz, Jr.                             (Principal Financial Officer and
                                                     Principal Accounting Officer)


/signed / Martin Gurkin                              Chairman of the Board                       March 20, 2001
-------------------------------------
Martin Gurkin, Ph.D.


/signed / Noel Buterbaugh                            Director                                    March 20, 2001
------------------------------------
Noel Buterbaugh

/signed / Clayton Rautbord                           Director                                    March 20, 2001
------------------------------------
Clayton Rautbord

/signed / Stanley M. Reimer, Ph.D.                   Director                                    March 20, 2001
------------------------------------
Stanley M. Reimer, Ph.D.


Exhibit
Number       Code                           Index To Exhibits
------       ----        -------------------------------------------------------

2.1          14         Business and Asset Purchase Agreement dated May 20, 2000
                        between Roche Diagnostics GmbH and TCPI Holdings, Ltd.
2.2          14         Guaranty Agreement dated May 20, 2000 between Roche
                        Diagnostics GmbH and the Company.
3.1          5          Amended and Restated Articles of Incorporation of the
                        Company.
3.2          5          Amended and Restated Bylaws of the Company.
3.3          4          Articles of Amendment to the Articles of Incorporation
                        of the Company.
3.4          15         Articles of Amendment of the Company's Amended and
                        Restated Articles of Incorporation.
4.2          3          Form of Common Stock Certificate of the Company.
4.3          11         Warrant to purchase Common Stock dated April 19, 2000 (1
                        of 2) between the Company and Swartz Private Equity,
                        LLC.

4.4          11         Warrant to purchase Common Stock dated April 19, 2000 (2
                        of 2) between the Company and Swartz Private Equity,
                        LLC. 4.5 11 Warrant between the Company and Swartz
                        Private Equity, LLC.
10.2         5          Amended and Restated 1992 Incentive Stock Option Plan.
10.3         5          Cancellation and Exclusive License Agreement between
                        Jack Aronowitz and the Company dated January 31, 1996.
10.4         5          Stock Option Agreement between the Company and Martin
                        Gurkin, Stuart R. Streger, Colin Morris, Kathryn
                        Harrigan, Clayton Rautbord and Stephen Dresnick.
10.5         15         The Company's 2000 Stock Option Plan.
10.6         2          Lease - Pompano Beach, Florida.
10.6.1       9          Business Lease Extension - Pompano Beach, Florida.
10.8         3          Warrant Agreement between the Company and Jack L.
                        Aronowitz.
10.8.1       1          Amended Employment Agreement dated October 9, 1998
                        between the Company and Jack L. Aronowitz.
10.9         1          Employment Agreement dated October 9, 1998 between the
                        Company and Jay E. Eckhaus.
10.17        7          Employment Agreement dated September 10, 1999 between
                        the Company and Elliott Block, Ph.D.
10.18        8          Employment Agreement dated November 22, 1999 between the
                        Company and Walter V. Usinowicz, Jr.
10.19        11         Employment Agreement dated May 27, 1999 between the
                        Company and Robert M. Morrow.
10.20        13         Investment Agreement dated May 3, 2000 between the
                        Company and Swartz Private Equity, LLC.
10.21        13         Registration of Rights Agreement dated May 3, 2000
                        between the Company and Swartz Private Equity, LLC.
10.22        17         Securities Purchase Agreement dated August 28, 2000.
10.23        17         Form of Warrant to Purchase Common Stock under the
                        Securities Purchase Agreement.

10.24        17         Form of Securities Purchase Agreement Debenture under
                        the Securities Purchase Agreement.
10.25        17         Placement Agency Agreement dated August 28, 2000 between
                        the Company and The May Davis Group, Inc.
10.26        17         Line of Credit Agreement dated September 5, 2000 between
                        the Company and GMF Holdings.
10.27        17         Form of Credit Line Debenture under the Credit Line
                        Agreement.
10.28        17         Registration Rights Agreement dated September 5, 2000.
10.29        17         Placement Agency Agreement dated September 5, 2000
                        between the Company and The May David Group, Inc.
10.30        17         Escrow Agreement dated August 28, 2000 between the
                        Company and First Union.
10.31        17         Escrow Agreement dated September 5, 2000 between the
                        Company and First Union.

             Filed
21           Herewith   Subsidiaries of the Company.
             Filed

23           Herewith   Consent of Ernst & Young LLP.

             Code       Code Description
             ----       ----------------
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