Form 10-Q
period 2001-03-31
TCPI INC
filed 2001-05-10
CIK 924921

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THESECURITIES EXCHANGE ACT OF 1934 FOR THE

                 TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number 0-25406

                            ------------------------

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

                              3333 S.W. 15th Street
                          Pompano Beach, Florida 33069
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (954) 979-0400
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

The aggregate market value of Common Stock held by non-affiliates as of May ___, 2001 was approximately $__________ (based upon the closing sale price of $______ per share on the NASD OTC Bulletin Board on May ___, 2001).

As of May ___, 2001, _________ shares of the Registrant's $.001 par value Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):
                           YES [   ]         NO[ x ]

================================================================================

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

TCPI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                                                                   March 31,         December 31,
                                                                                      2001               2000
                                                                                ---------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                      $    558            $    481
   Investments                                                                          --                  --
   Accounts receivable, net                                                          1,121               1,188
   Inventory                                                                         1,402               1,737
   Due from related parties                                                            185                 281
   Other                                                                             1,138                 276
                                                                                ---------------------------------
Total current assets                                                                 4,404               3,963
Property and equipment, net                                                          1,654               1,732
Patents and trademarks, net                                                         10,170              10,392
Goodwill, net                                                                        1,592               1,635
Asset purchase deposit                                                                 500                 500
Deferred financing costs, net                                                        2,172               2,245
Due from related party, long-term                                                      436                 357
Other assets                                                                            30                  31
                                                                                ---------------------------------
Total assets                                                                      $ 20,958            $ 20,855
                                                                                =================================

Liabilities, redeemable preferred stock and common stockholders' equity
Current liabilities:
   Accounts payable                                                               $  3,603            $  3,288
   Accrued expenses                                                                  1,771               1,551
                                                                                ---------------------------------
Total current liabilities                                                            5,374               4,839
Other liabilities                                                                      295                 327
Convertible debentures                                                                 268               1,322
Redeemable preferred stock, $.001 par value:
     Authorized shares -- 25,000,000; 0 and 550 shares of
      Series A 6% cumulative convertible issued and outstanding
      at 3/31/01 and 12/31/00, respectively                                             --                 639
Commitments and contingencies
Stockholders' Equity:
   Common stock, $.001 par value:
     Authorized shares-- 100,000,000;
        Issued and outstanding shares-- 84,640,911 and 35,729,525
        at 3/31/01 and 12/31/00, respectively                                           85                  36
   Additional paid-in capital                                                       58,800              56,324
   Accumulated deficit                                                             (43,864)            (42,632)
                                                                                ---------------------------------
Total common stockholders' equity                                                   15,021              13,728
                                                                                ---------------------------------
Total liabilities, redeemable preferred stock and common
   stockholders' equity                                                           $ 20,958            $ 20,855
                                                                                =================================


*The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. See accompanying notes.

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TCPI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 (Amounts in thousands, except share data)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                       ---------------------------------------
                                                                             2001                 2000
                                                                       ---------------------------------------
Net sales                                                               $      1,601         $      1,187
Cost of sales                                                                    964                  709
                                                                       ---------------------------------------
Gross profit                                                                     637                  478

Research and development contract revenue                                         --                   --

Operating expenses:
   Selling, general and administrative                                         1,180                1,624
   Litigation                                                                     90                  722
   Research and development                                                      116                  290
   Depreciation and amortization                                                 406                  441
                                                                       ---------------------------------------
                                                                               1,792                3,077
                                                                       ---------------------------------------
Loss from operations                                                          (1,155)              (2,599)

Other income (expense):
   Interest income                                                                19                   58
   Interest expense                                                              (96)                  --
                                                                       ---------------------------------------
Net loss                                                                      (1,232)              (2,541)
                                                                       ---------------------------------------

Accrued dividends and accretion to redemption
   value of redeemable convertible preferred stock                                 1                   97
                                                                       ---------------------------------------

Net loss attributable to common stockholders                            $     (1,233)        $     (2,638)
                                                                       =======================================

Basic and diluted net loss per common share                             $       (.02)        $       (.11)
                                                                       =======================================

Weighted average number of common shares outstanding                      67,455,561           24,067,260
                                                                       =======================================


See accompanying notes.

PART I   FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TCPI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands, except share data)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                       -----------------------------
                                                                           2001            2000
                                                                       -----------------------------
Operating activities
Net loss                                                                 $(1,232)         $(2,541)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                           406              441
     Accretion of beneficial conversion feature on convertible
       debentures                                                             36               --
     Amortization of deferred financing costs and
       debt discount                                                          30               --
     Changes in operating assets and liabilities:
       Accounts receivable                                                    67              298
       Inventory                                                             335               65
       Other current assets                                                 (246)             (42)
       Change in other assets and liabilities                                (31)            (139)
       Accounts payable and accrued expenses                                 535              262
                                                                       -----------------------------
Net cash used in operating activities                                       (100)          (1,656)

Investing activities
Purchases of property and equipment                                          (27)             (82)
Proceeds from sales of equipment                                              --              165
Due from related party                                                        17               30
Proceeds from sales of investments                                            --            1,173
Investment in patents and intangible assets                                  (36)              (4)
                                                                       -----------------------------
Net cash provided by (used in) investing activities                          (46)           1,282

Financing activities
Proceeds from stock puts exercised                                           135               --
Payments of deferred financing costs                                         (22)              --
Proceeds from stock options exercised                                        110                5
                                                                       -----------------------------
Net cash provided by financing activities                                    223                5
                                                                       -----------------------------
Net increase (decrease) in cash and cash equivalents                          77             (369)
Cash and cash equivalents at beginning of period                             481            1,447
                                                                       -----------------------------
Cash and cash equivalents at end of period                               $   558          $ 1,078
                                                                       =============================


See accompanying notes

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       Summary Of Significant Accounting Policies

Basis Of Presentation

Since inception, TCPI, Inc. and Subsidiaries have experienced recurring operating losses and negative cash flows from operations. Our operating losses have in large part been due to insufficient revenues from our current product portfolio to support operating costs, including those related to the development of our future products. In addition, we incurred significant costs during the three-year period ended December 31, 2000 relating to ongoing litigation. These conditions raise substantial doubt about our ability to continue as a going concern.

Our accompanying unaudited condensed consolidated financial statements (the "Financial Statements") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments that are necessary for a fair presentation. The Financial Statements should be read in conjunction with more complete disclosures contained in the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

Research and development contract revenue is recognized when we have fulfilled our obligations in accordance with the provisions of the contractual arrangements and collectibility is reasonably assured.

Research And Development Costs

Research and development costs are expensed as incurred. Payments received for research and development arrangements are recognized as research and development contract revenue when the services are performed and collectibility is reasonably assured.

Income Taxes

We account for income taxes under SFAS No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       Summary Of Significant Accounting Policies (Continued)

Intangible Assets

Purchased patents and trademarks are amortized using the straight-line method over a composite life of 15 years based on the shorter of their legal life or estimated useful life of the individual patents and trademarks, which range from 11 to 17 years. Goodwill is amortized using the straight-line method over 15 years. We periodically review our intangible assets to assess recoverability and a charge will be recognized in the consolidated statement of operations if a permanent impairment is determined to have occurred. Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, would be measured based on discounted future operating cash flows using a discount rate reflecting our average cost of funds. The assessment of the recoverability of intangible assets will be affected if estimated future operating cash flows are not achieved. We do not believe that any impairment has occurred and that no reduction of the estimated useful lives is warranted.

2.       Loss Per Share Data

The following table sets forth the computation of basic and diluted losses per share for the periods indicated.

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       ------------------------------------
                                                                                 2001              2000
                                                                       ------------------------------------
         Loss from operations                                                 $  (1,155)        $  (2,599)
         Other income (expense), net
                                                                                    (77)               58
                                                                       ------------------------------------
         Net loss                                                                (1,232)
                                                                                                   (2,541)

          Accrued dividends and accretion to redemption
            value of redeemable convertible preferred stock
                                                                                      1                97
                                                                       ------------------------------------

         Net loss attributable to common stockholders                         $  (1,233)        $  (2,638)
                                                                       ====================================

         Weighted average number of common
            shares outstanding                                               67,455,561        24,067,260

                                                                       ====================================

         Basic and diluted net loss per common share                           $   (.02)         $   (.11)
                                                                       ====================================

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.       Details Of Certain Balance Sheet Accounts

Details of selected balance sheet accounts are as follows (in thousands):

                                                                           March 31,       December 31,
                                                                       ------------------------------------
                                                                             2001              2000

                                                                       ------------------------------------
         Accounts receivable:
            Accounts receivable                                              $  1,276         $  1,313
            Allowance for doubtful accounts                                      (155)            (125)
                                                                       ------------------------------------
                                                                             $  1,121         $  1,188
                                                                       ====================================
         Inventories:
            Raw materials and supplies                                       $  1,175         $  1,367
            Work in process                                                        99               92
            Finished goods                                                        128              278
                                                                       ------------------------------------
                                                                             $  1,402         $  1,737
                                                                       ====================================
         Property and equipment:
            Furniture, fixtures and equipment                                $  3,495         $  3,469
            Leasehold improvements                                                121              121
                                                                       ------------------------------------
                                                                                3,616            3,590
            Accumulated depreciation and amortization                          (1,962)          (1,858)
                                                                       ------------------------------------
                                                                             $  1,654         $  1,732
                                                                       ====================================
         Patents and trademarks:
            Patents and trademarks                                           $ 15,608          $15,572
            Accumulated amortization                                           (5,438)          (5,180)
                                                                       ------------------------------------
                                                                             $ 10,170          $10,392
                                                                       ====================================
         Goodwill:
            Goodwill                                                         $  2,494         $  2,494
            Accumulated amortization                                             (902)            (859)
                                                                       ------------------------------------
                                                                             $  1,592         $  1,635
                                                                       ====================================
         Deferred financing costs:
            Deferred financing costs                                         $  2,415         $  2,354
            Accumulated amortization                                             (243)            (109)
                                                                       ------------------------------------
                                                                             $  2,172         $  2,245
                                                                       ====================================
         Accrued expenses:
            Litigation costs                                                 $    949         $  1,011
            Severance                                                             180              180
            Insurance                                                             234               43
            Other                                                                 408              317
                                                                       ------------------------------------
                                                                             $  1,771         $  1,551
                                                                       ====================================

4.       Redeemable Preferred Stock

In 1998, we issued 15,000 shares of our Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"). No shares of our Preferred Stock are presently outstanding. The investor converted all 15,000 shares of Preferred Stock into 39,800,473 shares of our common stock during the period of October 28, 1998 and ending February 6, 2001.

5.       Common Stockholders' Equity

On May 3, 2000, we entered into an equity line investment agreement with Swartz under which we have the option to sell or "put" up to $25 million of our common stock to Swartz, subject to a formula based on stock price and trading volume, over a three year period beginning on November 3, 2000. We also issued to Swartz warrants to purchase our common stock at prices ranging from $0.9375 to $1.9063 per share, subject to adjustment. Prior to February 21, 2001, we did not sell any stock to Swartz pursuant to this

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.       Common Stockholders' Equity (Continued)

agreement. On February 21, 2001, we issued a "put" to Swartz for 3,500,000 shares of our common stock pursuant to this agreement and received $135,000 in proceeds. Based on the terms of the equity line investment agreement with Swartz and the trading price of our common stock at the time we issued the "put", the parties executed a wavier and agreement to redefine and set the minimum share price and trigger price of the "put". With respect to any future sale or "put" transactions, we may be required to execute a wavier and agreement to redefine and set the minimum share price and trigger price of the "put" if the trading price of our common stock at such time does not meet the terms of the equity line investment agreement with Swartz.

On September 5, 2000, we entered into a credit line agreement with GMF Holdings, arranged through May Davis, under which we have the option to sell or "put" up to $10 million of our 6% convertible debentures to GMF, subject to a formula based on stock price and trading volume, over a three year period beginning on December 22, 2000. As of March 31, 2001, we have not sold any convertible debentures to GMF Holdings pursuant to this agreement. For a complete description of the Swartz and GMF Holdings funding transactions, see our Registration Statements on Form S-2, and amendments thereto, as filed with the SEC.

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

As of March 31, 2001, the investors have converted debentures into 25,984,670 shares of our common stock, and presently have $461,478 of convertible debentures outstanding. Based upon the terms of the convertible debentures, as of March 31, 2001 the outstanding convertible debentures would be convertible into 10,682,361 shares of our common stock. For additional information related to this transaction, see our Registration Statement on Form S-2, and amendments thereto, as filed with the SEC.

6.       Certain Relationships And Related Transactions

During August 1998, our outside directors unanimously approved our guaranty, for a period of up to 90 days, of $750,000 of the collateral obligations of a family limited partnership (the "Partnership") of our former Chairman to a brokerage house. Under the terms of our agreement with the Partnership, the brokerage house called on our guaranty; the Partnership then executed and delivered to us a promissory note personally guaranteed by our former Chairman in an amount equal to the amount of the guaranty. The note was a six-month note payable on demand and bears interest at the rate of interest of 7-3/4% per annum. In February 1999, accrued interest was paid and the note was extended an additional three months. After becoming due on May 26, 1999, interest was paid and an additional extension of one year was authorized by the Board of Directors. The balance of funds advanced under the note was approximately $647,000 at December 31, 1999, and was included in due from related party in the balance sheets based on our understanding that such amounts were to be repaid during 2000. At the Board meeting on April 27, 2000, the Board of Directors granted an additional eighteen-month extension of the note commencing on September 1, 2000, upon the condition that quarterly payments on the Note commence on September 1, 2000. No such payment was made on September 1, 2000. On October 25, 2000, we accelerated the principal and interest due on the Promissory Note for non-payment. As of March 31, 2001, the amount of the indebtedness is approximately $621,740. We have commenced litigation against the family limited partnership and our former Chairman to collect on the note and personal guaranty of our former Chairman. The amount of the indebtedness is being offset against the payments we are required to make to our former Chairman under the termination without cause provision of his employment agreement.

We and an assignee of our former Chairman are parties to an exclusive, worldwide license agreement dated January 31, 1996 ("License Agreement") under which we have the right to manufacture, promote, market and sell all medical, pharmaceutical and health care products and devices created by our former Chairman on or before the date of the License Agreement. The License Agreement is for a term of twenty years with automatic renewals and requires annual fees equal to the greater of (i) 3% of net collected sales revenues from products based upon certain technology or (ii) $10,000, with an aggregate maximum limitation of $10,000,000. The License Agreement replaces an earlier license agreement with similar provisions. Through March 31, 2001, our former Chairman

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.       Certain Relationships And Related Transactions (Continued)

received approximately $686,000 pursuant to the License Agreement (he waived all licensing fees due him for the years ended December 31, 1995 and 1994). Our former Chairman is also party to an employment contract with us.

A family limited partnership controlled by our former Chairman is the legal owner of three patents that we have licensed. We are presently in litigation with our former Chairman who is seeking to rescind the license agreement for technology and for other matters. He has filed suit against us, our directors, and our general counsel alleging that we breached fiduciary duties to him in connection with his ceasing to be employed by us as an employee and officer, and that we breached a letter of intent regarding his termination of employment. He is also seeking to rescind the license agreement he signed pursuant to which he licensed patents to us and also asserted that the license agreement includes our TD Glucose technology. We are vigorously defending this lawsuit and believe it is without merit (see - Note 5. Legal Proceedings.)

We made a loan to Dr. Block in the amount of $50,000 pursuant to his Employment Agreement with us, which shall be deemed repaid with respect to 50% of the amount due and owing on each of the first two anniversary dates of this agreement as long as Dr. Block remains an employee of us or is not terminated for cause (as defined). The principal amount of this loan bears interest at the London Interbank (LIBOR) rate, as adjusted quarterly, with such principal and accrued interest due on September 1, 2001, subject to such loan being deemed repaid as provided above. As of March 31, 2001, the outstanding principal and interest was $27,137.

7.       Legal Proceedings

We are subject to claims and suits arising in the ordinary course of business. At this time, except as otherwise indicated, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain except as otherwise stated, if any, related to these lawsuits, or if any such loss will have a material adverse effect on our results of operations or financial position, except as otherwise stated. For the first quarter of 2001, litigation expenses decreased by 87.5% from the first quarter of 2000. Litigation expenses decreased by 13% for the year ended December 31, 2000 from the prior year. Despite this improvement, we have incurred significant litigation expenses that resulted in a substantial consumption of our cash reserves.

Settlement Of Litigation With The Americare Companies And Joseph P. D'Angelo. On February 5, 2001, we settled a patent infringement lawsuit related to our noninvasive TD Glucose Monitoring System as well as all other litigation between us and Americare Health Scan, Inc., its subsidiaries, affiliates and Dr. Joseph
P. D'Angelo. The parties agreed to dismiss the various lawsuits and related counterclaims and have entered into mutual releases of all claims relating to the respective legal matters. None of the parties admits any wrongdoing related to claims in the various lawsuits and associated counterclaims. In connection with this settlement and a judgment previously entered pursuant to this litigation, we recorded litigation expense in the amount of $500,000 of which $67,000 remains unpaid and is accrued in the financial statements as of March 31, 2001. Payments pursuant to the Settlement Agreement were made in February and March, 2001 to Americare Health Scan, Inc. The Company maintains that it is the beneficiary of a third party's judgment against Americare Health Scan, Inc. in the amount of approximately $28,300 plus interest and has advised Americare Health Scan, Inc. that the Company is offsetting payments due that Company with the amount of the Judgment against Americare Health Scan, Inc. Americare Health Scan Inc. has made a motion pursuant to the Settlement Agreement in the United States District Court, Southern District of Florida to enforce the Settlement Agreement. Should Americare Health Scan, Inc. be successful in its motion to enforce the Settlement Agreement, such success may have a material adverse effect on our operations and financial condition. The settlement relates to the following cases: Americare Diagnostics, Inc., et al. v. Technical Chemicals and Products, Inc., et al., 97-3654-CIV-HUCK (S.D. Fla.); Joseph P. D'Angelo, et al.
v. Technical Chemicals and Products, Inc., Case No. 95-011256(09); Americare Health Scan, Inc., et al. v. Technical Chemicals and Products, Inc., et al., Case No. 99-010726 CACE 18); Technical Chemicals and Products, Inc., et al. v. Joseph P. D'Angelo, et al., Case No. 99-1862-CIV-HUCK (S.D. Fla.) and Technical Chemicals and Products, Inc., et al. v. Joseph P. D'Angelo, et al., Case No. 00-12159 CACE 08.

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

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.       Legal Proceedings (Continued)

unspecified amount of damages, interest, costs and attorneys' fees. On April 19, 1999, an Amended Consolidated Class Action Complaint was served upon us. On June 18, 1999, we filed a motion to dismiss the Amended Consolidated Class Action Complaint.

On July 3, 2000, the court dismissed all claims against us and our former Chairman, but granted plaintiffs leave to amend their complaint on or before July 24, 2000. On July 24, 2000, plaintiffs filed a second amended complaint. On August 25, 2000, we filed a motion to dismiss the second amended complaint. On March 20, 2001, the Court issued a Final Order of Dismissal, dismissing with prejudice the second amended complaint. The Plaintiffs have appealed the Dismissal Order to the United States Court of Appeals for the Eleventh Circuit. We believe the allegations lack merit and plans to vigorously contest any appeal. At this time, we cannot reasonably estimate the ultimate loss, if any, related to these claims and therefore have not recorded an accrual for loss as of March 31, 2001.

We maintain Directors and Officer's Liability Insurance. However, we cannot provide assurance that this insurance coverage will be adequate to fund the costs of a settlement, an award, if any, or attorneys' fees. Demands have been made upon us that far exceed the amount of this coverage. Our articles of incorporation provide for indemnification, to the fullest extent permitted by law, of any person made party to an action by reason of the fact that such person is an officer and/or director of us.

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

We have filed a suit against Mr. Hooper in the United States District Court for the Southern District of Florida - Case No. 99-7452 CIV-MOORE, which claims that Mr. Hooper perpetrated a fraud on us by making fraudulent representations to us in connection with our acquisition of certain assets of the co-defendants Pharma Patch, PLC and PP Holdings, LTD. As a result, enforcement of the arbitration award has been stayed by a Florida court. On July 5, 2000, the state court continued the stay of enforcement of the award during the pendency of our claims against Mr. Hooper and Hooper & Associates, Inc. in the federal action. Mr. Hooper has requested from the Court granting the stay of enforcement of the judgment an increase in the amount of the Bond obtained by the Company to prevent enforcement of Mr. Hooper's judgment. The Company and Hooper have agreed that the amount of the Bond be increased no later than 20 days after the order to increase the amount of the bond is entered. The Company believes that the Bond will need to be increased on or about May 22, 2001. Under the agreed proposed Order submitted by Mr. Hooper and the Company, the amount of the Bond will need to be increased by that date from the current approximate sum of $216,500 to approximately $240,400

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

7.       Legal Proceedings (Continued)

and increased every 90 days thereafter by the sum of approximately $5400. No assurance can be given that the Company will be able to increase the amount of the bond on or about May 22, 2001. The failure to increase the Bond as described above may have a material adverse effect on the Company's operations and financial condition. Should the Company be unable to increase the amount of the Bond, the stay of enforcement of the judgment will be lifted and Mr. Hooper may be able to execute on such judgment. An execution on the judgment will adversely affect the liquidity of the Company which may force the Company to seek protection under the federal bankruptcy laws. We recorded an accrual for loss equal in the amount of $197,807 as of March 31, 2001. On March 7, 2001, Hooper & Associates filed a motion to dismiss our complaint. The Company has responded to this motion. No decision has been rendered by the Court.

Judgment In Hazardous Waste Lawsuit. On January 31, 2000, the United States District Court for the Southern District of Florida - Case No. 98-6201-CIV - entered a judgment against us and our former Chairman, in connection with a lawsuit brought by the United States of America on behalf of the Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1983, relating to the clean-up of a facility that during 1985 through 1992 contained alleged hazardous substances. We occupied this facility during part of 1992. The judgment holds the defendants, jointly and severally, liable for $401,177, representing their share of site clean-up costs, plus post-judgment interest as allowed by law. On October 6, 2000, we reached a settlement with the United States in the amount of $650,000 payable over a 21-month period beginning in October 2000 with the first payment due within 30 days of the formal settlement agreement and quarterly payments made thereafter on the balance plus interest at the rate of 5.3% per year. Under the terms of this agreement, we made its first payment of $112,963 on October 13, 2000. Subsequently, we entered into a modification of this Settlement Agreement with the United States whereby the second quarterly payment will be due on April 16, 2001 and additional payments made quarterly thereafter. The Company did not make the April payment to the United States. Should the United States seek to enforce the provisions of the settlement agreement, such enforcement will adversely affect the liquidity of the Company which may force the Company to seek protection under the federal bankruptcy laws.

Our amended and restated articles of incorporation provide for indemnification under certain circumstances, to the fullest extent permitted by law, of persons made party to an action by reason of the fact that such person is an officer and/or director of us. We recorded an accrual for loss equal to $650,000 as of March 31, 2001. We are seeking full contribution from our former Chairman for the total amount of the judgment.

On January 24, 2001, we filed a claim in the United States District Court Southern District of Florida Case No. 01-6090-CIV - for full contribution and declaratory judgment against our former Chairman. This action seeks to hold our former Chairman fully liable for the judgment and subsequent settlement entered into by us with the EPA in the amount of approximately $650,000 as described above under the caption "Judgment in Hazardous Waste Lawsuit." We are also seeking an order from the court of its nonliability to our former Chairman for contribution or indemnity. We assert that our former Chairman is 100% responsible for this judgment as it was his conduct prior to our incorporation in January of 1992 that resulted in the judgment against us and our former Chairman (see - Litigation With Former Chairman And Certain Family Limited Partnerships).

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

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.       Legal Proceedings (Continued)

invalid, and (2) the EVATEST(R) product manufactured, distributed and sold by us and the other plaintiffs do not infringe the European Patent (the "Italian Action"). We supply the EVATEST(R) test devices to these Roche entities.

On February 3, 2000, Unilever filed a patent infringement action in the Administrative Court of Munich, Germany against Hestia Pharma GmbH and four of its officers alleging infringement of the European Patent that is the subject of the Italian Action. On April 27, 2000, Unilever amended its complaint to allege infringement of European Patent Application No. 93108764.7. In this action, Unilever asked that Hestia Pharma GmbH refrain from commercializing, using, importing or possessing analytical test devices that comprise features of Unilever's patent claims.

On April 20, 2000, Unilever filed a patent infringement action in the Administrative Court of Munich, Germany against us and Roche Diagnostics GmbH (together with the February 3, 2000 action, the "German Actions") alleging infringement of the patent involved in the Italian Action and European Patent Application No. 93108764.7. In this action, Unilever has asked that we and Roche Diagnostics GmbH refrain from offering, having offered, commercializing, having commercialized, using, having used, importing, having imported or possessing analytical test devices that fall under the claims of Unilever's patent and patent application. On March 29, 2001, we filed our answer with an oral hearing scheduled for May 3, 2001.

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

Litigation With Former Chairman And Certain Family Limited Partnerships. On September 12, 2000, our board of directors voted to terminate the employment of Jack L. Aronowitz pursuant to the termination without cause provision of his employment agreement dated September 27, 1996 ("Employment Agreement"). Simultaneously, the board voted to remove Mr. Aronowitz as our Chairman, President and Chief Technical Officer. On December 20, 2000, Mr. Aronowitz resigned as a director of us. He presently owns or controls less than 5% of our outstanding shares of common stock.

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

On October 19, 2000, we were served with a Summons and Complaint in an action commenced by our former Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida - Case No. 00017365. The named defendants are us, our directors (with the exclusion of our former Chairman) and our general counsel. On November 13, 2000, our former Chairman amended the complaint to assert claims for indemnification of certain litigation in which he is named as a party. We believe the claims contained in this complaint, as amended, are without merit and are vigorously defending this lawsuit. An unfavorable outcome of this litigation would have a material adverse impact on us, including possible inability to sell our TD Glucose Monitoring System. Our former Chairman is seeking unspecified damages. On April 3, 2001, we and the named officers and directors filed several motions to dismiss the complaint for being insufficient as a matter of law.

The 13 counts in the Complaint are (1) rescission of a Cancellation and Exclusive License Agreement dated January 31, 1996 ("License Agreement"), (2) breach of contract with respect to the Letter of Intent, (3) anticipatory breach of contract with respect to the License Agreement and a previous license agreement, (4) breach of the duty of good faith and fair dealing, which our former

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.       Legal Proceedings (Continued)

Chairman claims is owed to him, with respect to the Letter of Intent and the License Agreement (5) alleged fraud in the inducement in the signing by our former Chairman of the Letter of Intent and License Agreement, (6) fraud in the inducement against the individual directors and officer defendants as in count 5, (7) promissory estoppel against us, (8) promissory estoppel against the individual directors and officer defendants, (9) unjust enrichment against us,
(10) tortious interference with contract against the individual directors and officer defendants, (11) breach of fiduciary duty against the individual directors and officer defendants, (12) Florida Racketeer Influenced and Corrupt Organizations Act count against the individual directors and officer defendants and (13) common law conspiracy against the individual directors and officer defendants.

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

On December 15, 2000, we commenced an action in the Superior Court of the State of Delaware in and for New Castle County - against the Aronowitz Delaware 2 Family Limited Partnership, a Delaware limited partnership and successor to the maker of a negotiable promissory note dated August 28, 1998 in the amount $750,000. Our former Chairman is a limited partner in the defendant family partnership and the guarantor of the note. The action was commenced after a scheduled payment on the loan was not made by the family limited partnership, and the principal amount of the loan was accelerated. We are seeking the balance due on the loan, approximately $621,740 as of March 31, 2001, together with attorneys' fees. On March 1, 2001, we filed an action against our former Chairman, individually, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. 01003764-04 on his personal obligation guaranteeing the note. The net amount due our former Chairman under the termination without cause provision of his Employment Agreement (after deductions for taxes) as well as any other amounts due our former Chairman from us are being applied periodically to the reduction of our former Chairman's Guaranty obligation to us.

8.       Other Information

On March 20, 2001, the United States District Court for the Southern District of Florida dismissed with prejudice the securities class action lawsuit against us and our former Chairman. The Plaintiffs have appealed the Final Order of Dismissal.

On February 5, 2001, we settled a patent infringement lawsuit related to our noninvasive TD Glucose(TM) Monitoring System as well as all other litigation between us and Americare Health Scan, Inc., its subsidiaries, affiliates and Joseph P. D'Angelo. The parties agreed to dismiss the various lawsuits and related counterclaims and have entered into mutual releases of all claims relating to the respective legal matters. None of the parties admits any wrongdoing related to claims in the various lawsuits and associated counterclaims. This litigation is discussed in more detail in Item 7 above.

9.       Subsequent Events

On April 30, 2001, the annual meeting of shareholders was held. After the election of two directors, Dr. Elliott Block and Dr. Martin Gurkin, the designated proxy holders moved to adjourn the Annual Meeting to allow for further solicitation of proxies with respect to Proposals #2 and #3 relating to Amending TCPI's Amended and Restated Articles of Incorporation. The Annual Meeting of Stockholders was adjourned to Monday, August 20, 2001 at 10:00 a.m. local time at TCPI's offices at 3333 S.W. 15th Street, Pompano Beach, Florida. The proxy holders reported that Proposal #2 received 26,176,236 shares For Adoption; 5,542,039 shares Against; and 49,908 shares Abstained. Proposal #3 received 25,352,883 shares For Adoption; 6,076,348 shares Against; and 342,451 shares Abstained.

Proposal #2 of the Proxy Statement is for adoption of proposed Amended and Restated Articles of Incorporation in order to increase the total number of all classes of the Company's capital stock to 275,000,000 shares from 125,000,000; 250,000,000 shares shall have a par value of $.001 and shall be designated Common Stock and 25,000,000 shares shall have a par value of $.001 and shall be designated Preferred Stock. Proposal #3 is for adoption of proposed Amended and Restated Articles of Incorporation to reduce from 60% of the issued and outstanding shares to a majority of the votes cast as the amount of shares required to amend, alter, change or repeal any provision of the Amended and Restated Articles of Incorporation

The Company will continue to solicit additional proxies in an effort to obtain a sufficient vote to pass Proposals #2 and #3. No assurance can be given that by the adjournment date for this Annual Meeting, sufficient shares will be voted in favor of Proposal #2 to pass such Proposal nor can any assurance be given that TCPI will be able to fund its operations from today, the immediate future or through the adjourned date for resumption of the Annual Meeting. As disclosed in the Company's Definitive Proxy Statement on Form 14-A, TCPI will be unable to adequately fund its operations without approval of Proposal #2. Without approval of Proposal #2, the Company will not have a sufficient amount of common stock to potentially access any capital sources to immediately fund present operations. The failure to access or utilize such capital sources in the near future will likely put TCPI's operations in grave jeopardy.

As disclosed in the Company's Annual Report on Form 10-K for the period ending December 31, 2000, the Company has experienced sustained significant operating losses in 2000 and 1999 that have resulted in substantial consumption of the Company's cash reserves. In addition, the Company expects to continue to incur losses and have negative cash flow for the immediate future. The Company is reducing or delaying expenses, reducing or discontinuing some of its operations, seeking accommodations from its creditors and seeking a purchaser of the Company or all or some of its assets. The Company is engaged in discussions with certain persons in an effort to address its liquidity concerns. Such discussions involve the sale and/or licensing of some or all of the Company's assets. There can be no assurance that the Company will be immediately successful in any of such efforts. Management believes that if the Company is not immediately successful in addressing its liquidity concerns, the Company may be forced to seek protection under the federal bankruptcy laws.

On April 9, 2001, we reached an agreement with Roche Diagnostics GmbH to acquire the European distribution channels, certain trademarks and business assets related to the EVATEST(R) (pregnancy), EVAPLAN(R) (ovulation) and other similar trademarked over-the-counter (OTC) family planning products currently marketed by Roche Diagnostics. Since 1992, we continue to be the exclusive supplier of these OTC family planning products that are distributed on a worldwide basis. We will acquire the European business assets for an undisclosed amount that includes the down payment previously paid to Roche Diagnostics and an additional fixed amount to be funded from a percentage of future sales. We were also seeking to acquire the related business assets in South America, but were unable to secure funding to complete that portion of the acquisition. Roche Diagnostics has decided to continue to operate this business in Argentina and Uruguay. We will continue to supply Roche Diagnostics with our family planning products for their distribution in Latin America.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

For the three months ended March 31, 2001, our operations experienced higher product sales and lower losses than in the prior year period. Our net sales for the first quarter of 2001 increased by 35% while our net loss attributable to common stockholders declined by more than 53% from the comparable prior a year earlier.

Net Sales. Our net sales for the first quarter of 2001 rose by 35% to $1.6 million as compared to net sales of $1.2 million reported in the first quarter a year earlier. This increase reflected sales of our patented SR-38(TM) skin permeation enhancer to LVMH-Moet Hennessy Louis Vuitton, Inc. as well as increased sales of our OEM family planning (pregnancy and ovulation) tests through international distribution channels and expanded retail distribution of its private label home testing products. Sales of our branded HealthCheck(R) home testing products about the same as the first quarter of last year while sales of our biological buffers declined from the same quarter a year ago.

Gross Profit. Our gross profit from net sales for the first three months of 2001 increased by 33% to $637,000 as compared to $478,000 in the same period of 2000. Gross profit, expressed as a percent of net sales, for the first quarter of 2001 and 2000 was relatively unchanged at 39.8% and 40.3%, respectively. The increase in gross profit corresponded to the higher net sales achieved in the first quarter of 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Results Of Operations (Continued)

Operating Expenses. Our total operating expenses for the first quarter of 2001 decreased by 42% to $1.8 million from $3.1 million in the prior year quarter. The mix of selling, general and administrative; litigation; and research and development expenses are as follows:

- Selling, general and administrative (SG&A) expenses declined more than 27% in the first quarter of 2001 to $1.2 million from SG&A expenses of $1.6 million incurred in the first quarter of 2000 as a result of tighter control of expenses.

- Litigation expenses in the first quarter of 2001 decreased by 87.5% to $90,000 as compared to $722,000 incurred in the same quarter a year earlier. This decrease in litigation expense reflects the resolution of certain legal matters, including the dismissal with prejudice of a securities class action lawsuit against us and our former Chairman, as well as the settlement of all litigation between us and Americare Health Scan, Inc., its subsidiaries, affiliates, and Joseph P. D'Angelo.

- Research and development ("R&D") efforts remained focused on the continued development of our TD Glucose(TM) monitoring technology and development of our cholesterol testing products as well as several new products, including the MicroGlucose(TM) monitoring system. Total R&D expenses declined to $116,000 in the first quarter of 2001 from $290,000 incurred in the first quarter a year ago and reflected internal efforts related to clinical activities for certain key products anticipated to commence during the second quarter of 2001.

Net Loss. Our net loss attributable to common stockholders declined by 53.3% to $1.2 million in the first quarter of 2001 from a net loss attributable to common stockholders of $2.6 million in the first quarter of 2000. This improvement was due to a 35% increase in net sales and a 42% decline in operating expenses.

Financial Condition

We had cash and cash equivalents of $558,000 at March 31, 2001, as compared to cash and cash equivalents of $481,000 at December 31, 2000. We had total current assets of $4.4 million and total current liabilities of $5.4 million at March 31, 2001. Total common stockholders' equity was $15.0 million at March 31, 2001. This compares to total current assets of $4.0 million and total current liabilities of $4.8 million at December 31, 2000 as well as total common stockholders' equity of $13.7 million at December 31, 2000.

As discussed above, at March 31, 2001 our total current liabilities exceeded our total current assets resulting in a working capital deficiency of $970,000. This compares to a working capital deficiency of $876,000 at December 31, 2000. We continue to use our cash to fund operations. We require working capital to meet our immediate needs and plans to utilize financing activities to the extent that such financing activities are available to purchase production equipment, conduct clinical trials and regulatory submissions relating to our key products in development for glucose and cholesterol monitoring, develop new diagnostic products, invest in marketing activities, and continue our day-to-day business.

No assurance can be given that our financing activities will be successful. In the event that the financing activities are not successful in the immediate future, we may be forced to seek protection under the federal bankruptcy laws in the immediate future.

Liquidity And Capital Resources

The Company has experienced sustained significant operating losses in 2000 and 1999 that have resulted in substantial consumption of the Company's cash reserves. In addition, the Company expects to continue to incur losses and have negative cash flow for the immediate future. The Company is reducing or delaying expenses, reducing or discontinuing some of its operations, seeking accommodations from its creditors and seeking a purchaser of the Company or all or some of its assets. The Company is engaged in discussions with certain persons in an effort to address its liquidity concerns. Such discussions involve the sale and/or licensing of some or all of the Company's assets. There can be no assurance that the Company will be immediately successful in any of such efforts. Management believes that if the Company is not immediately successful in addressing its liquidity concerns, the Company may be forced to seek protection under the federal bankruptcy laws.

Net cash used in operating activities was approximately $100,000 in the first quarter of 2001 as compared to approximately $1.7 million in the same quarter a year earlier. This difference is primarily due to a substantial reduction in our net loss for the first quarter of 2001 to $1.2 million from a net loss of $2.5 million for the first quarter of 2000. This difference also reflected a decrease in accounts receivable of $67,000 in the current year quarter as compared to a decrease of $298,000 in the prior year quarter; a decrease in inventory of $335,000 in the current year quarter from a decrease of $65,000 in the prior year quarter; an increase in other current assets of $246,000 in the current year quarter from an increase of $42,000 in the prior year quarter; an increase in other assets and liabilities in the current year quarter of $31,000 from an increase of $139,000 in the prior year quarter; and an increase in accounts payable and accrued expenses of $535,000 in the current year quarter from $262,000 in the prior year quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity And Capital Resources (Continued

Net cash provided by investing activities for the first quarter of 2001 decreased by more than $1.3 million from the first quarter of 2000 due primarily to the sale of $1.2 million in investments that occurred during the first quarter of last year.

Financing activities in the first quarter of 2001 generated $223,000 in net cash from proceeds of stock puts and stock options exercised. This compares to $5,000 of net cash generated in the same quarter a year ago from the exercise of stock options.

While our net loss for the year ended December 31, 2000 and first quarter of 2001 was reduced from the net loss in the corresponding prior year periods, we have sustained significant operating losses over the past several years that have resulted in a substantial consumption of our cash reserves. We dedicate a majority of our research, development and engineering activities to the development of new products. As a result, we are not generating sufficient revenue from the sales of our existing products to cover the expenses associated with the development of new products. In addition, we expect to continue to incur losses and have negative cash flow for the immediate future. Based on our current rate of losses and cash flow, we will not be able to continue our operations unless we secure additional financing and reduce our operating losses by reducing expenses and/or increasing sales of our products, or sell assets. We cannot assure you that the sales of certain of our products under development will ever commence or that we will generate significant revenues or achieve profitability.

We have entered into investment agreements with Swartz Private Equity, LLC ("Swartz") for the purchase of up to $25 million in common stock under a private equity line and also entered into an agreement through the May Davis Group ("MDG") with GMF Holdings, Inc. ("GMF") for the purchase of up to $10 million of our convertible debentures and have achieved effective registration with the Securities and Exchange Commission. These transactions are subject to certain terms and market conditions related to trading price and volume as well as other contingencies, including the availability of sufficient authorized and unissued common stock. However, the dilutive effect of prior funding transactions has nearly exhausted our present number of authorized shares of common stock and placed us in a position of being unable to proceed with funding opportunities to provide working capital necessary to implement our business plan. In order for us to proceed in raising additional capital, our Board of Directors has unanimously adopted, subject to shareholder approval, a proposal to amend our Amended and Restated Articles of Incorporation and in doing so increasing the number of authorized common shares to 250,000,000 ("Charter Amendment"). For a discussion of the Annual Meeting, its adjournment and the adverse effect that not having obtained sufficient votes to pass and the Charter Amendment has on Company's liquidity, see "Subsequent Events," Part I, ITEM 9 above.

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

In addition, as described elsewhere in this Form 10-Q, we have pending judgments against us in various legal proceedings, some of which are currently secured by bonds collateralized by existing working capital. Satisfying all or a significant portion of these judgments on a basis faster than we presently anticipate would further exacerbate our severe liquidity condition.

In order to pursue growth and new product development, we would need to incur significant operating expenses and capital expenditures in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity And Capital Resources (Continued

Our short-term ability to meet our liquidity requirements and to continue operations have been significantly impaired by the failure of our stockholders to authorize additional shares of common stock.

Our immediate working capital and capital expenditure requirements may vary materially from those now planned depending on numerous factors, including:

1. Further reducing or discontinuing some or all of our operations, seeking accomodations from our creditors, seeking a purchaser of the Company or all or some of its assets, and/or seeking protection under the federal bankrupcy laws.

2.   our ability to successfully resolve pending litigation;

3.   manufacturing costs for our current and future products;

4.   our marketing and distribution strategy.

Forward Looking Statements

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Specifically, this Form 10-Q and any documents incorporated into this Form 10-Q contain forward-looking statements regarding:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward Looking Statements (Continued)

- seeking further accommodations from our creditors, seeking a purchaser or purchasers of the Company or some or all of our assets, and/or seeking protection under the federal bankruptcy laws in the near future;

- uncertainties in immediate availability of funding of ongoing operations, risks associated with the Company's ability to negotiate and obtain immediate additional financing, equity investments or strategic transactions on favorable terms or at all; the failure to immediately generate additional liquidity and working capital which may result in the further reducing or delaying of expenses, reducing or discontinuing some or all of the Company's operations;

-    delays in product development;

- our ability to satisfactorily perform clinical trials demonstrating efficacy of our products under development;

- the probability and timing of obtaining FDA clearance or approval of our products under development;

- our ability to successfully develop and market new products on a profitable basis or at all;

- our ability to complete the design, construction and manufacturing scale-up of our products on a timely basis within budget parameters;

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

- risks associated with obtaining and maintaining patents and other protections on intellectual property and patents obtained by others that may adversely affect us; and

- the results of litigation pending against us, enforcement of judgments, the ability to obtain bonds to prevent enforcement of judgments, and the costs of defending ourselves and prosecuting claims against others in such litigation.

We wish to caution readers that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors and other matters contained in this document generally. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document.

Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to: the Company's limited cash and sources of liquidity, including the satisfaction of terms and conditions relating to funding, including the on availability of sufficient authorized common stock to access financial facilities now in place or in the future seeking protection under the Federal Bankruptcy Act due to the Company's, limited cash and sources of liquidity ability to obtain stockholder approval to adopt Amended and Restated Articles of Incorporation in order to increase the total number of all classes of the Company's capital stock authorized to be issued, and timing and receipt of proceeds from any funding; uncertainties regarding timing and effectiveness of registration statements; delays in product development; risks associated with the Company's ability to successfully develop and market new products on a profitable basis or at all; availability of labor and sufficient parts and materials; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute its business plans; the Company's dependence on outside parties such as its key customers, suppliers, licensing and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and effects of changes in regulation (including risks associated with obtaining requisite FDA and other governmental approvals for the Company's products); the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with international operations (including risk associated with international economies, currencies and business conditions); risks associated with obtaining and maintaining patents and other

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward Looking Statements (Continued)

protections of intellectual property; risks associated with uncertainty of litigation and appeals, and the payment or enforcement of judgments; and the influence, if any, a delay in developing the Company's products may have on such funding of operations and for obtaining additional financing, equity investments or strategic transactions, as well as those listed in the Company's other press releases and in its other filings with the Securities and Exchange Commission. The Company may determine to discontinue or delay the development of any or all of its products under development at any time. Moreover, the Company may not be able to successfully develop and market new products, complete planned acquisitions, enter into strategic alliances or implement any or all of its operating strategy unless it is able to generate additional liquidity and working capital. For a complete description of the Company's business, products and liquidity, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2000, we had only cash and cash equivalents and no investments. However, as of March 31, 2001, the full amount of $1,599,993 of our 6% convertible debentures issued to investors were outstanding. Such debentures are convertible into common shares based on the market price of our common shares at the time of conversion. As a result, a 10% decrease in the market price of our common shares would increase the number of shares issuable upon conversion by approximately 11%. Conversely, an increase in the market price of our common shares of 10% would decrease the shares issuable by approximately 9%.

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are subject to claims and suits arising in the ordinary course of business. At this time, except as otherwise indicated, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain except as otherwise stated, if any, related to these lawsuits, or if any such loss will have a material adverse effect on our results of operations or financial position, except as otherwise stated. For the first quarter of 2001, litigation expenses decreased by 87.5% from the first quarter of 2000. Litigation expenses decreased by 13% for the year ended December 31, 2000 from the prior year. Despite this improvement, we have incurred significant litigation expenses that resulted in a substantial consumption of our cash reserves.

Settlement Of Litigation With The Americare Companies And Joseph P. D'Angelo. On February 5, 2001, we settled a patent infringement lawsuit related to our noninvasive TD Glucose Monitoring System as well as all other litigation between us and Americare Health Scan, Inc., its subsidiaries, affiliates and Dr. Joseph
P. D'Angelo. The parties agreed to dismiss the various lawsuits and related counterclaims and have entered into mutual releases of all claims relating to the respective legal matters. None of the parties admits any wrongdoing related to claims in the various lawsuits and associated counterclaims. In connection with this settlement and a judgment previously entered pursuant to this litigation, we recorded litigation expense in the amount of $500,000 of which $67,000 remains unpaid and is accrued in the financial statements as of March 31, 2001. Payments pursuant to the Settlement Agreement were made in February and March, 2001 to Americare Health Scan, Inc. The Company maintains that it is the beneficiary of a third party's judgment against Americare Health Scan, Inc. in the amount of approximately $28,300 plus interest and has advised Americare Health Scan, Inc. that the Company is offsetting payments due that Company with the amount of the Judgment against Americare Health Scan, Inc. Americare Health Scan Inc. has made a motion pursuant to the Settlement Agreement in the United States District Court, Southern District of Florida to enforce the Settlement Agreement. Should Americare Health Scan, Inc. be successful in its motion to enforce the Settlement Agreement, such success may have a material adverse effect on our operations and financial condition. The settlement relates to the following cases: Americare Diagnostics, Inc., et al. v. Technical Chemicals and Products, Inc., et al., 97-3654-CIV-HUCK (S.D. Fla.); Joseph P. D'Angelo, et al.
v. Technical Chemicals and Products, Inc., Case No. 95-011256(09); Americare Health Scan, Inc., et al. v. Technical Chemicals and Products, Inc., et al., Case No. 99-010726 CACE 18); Technical Chemicals and Products, Inc., et al. v. Joseph P. D'Angelo, et al., Case No. 99-1862-CIV-HUCK (S.D. Fla.) and Technical Chemicals and Products, Inc., et al. v. Joseph P. D'Angelo, et al., Case No. 00-12159 CACE 08.

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

On July 3, 2000, the court dismissed all claims against us and our former Chairman, but granted plaintiffs leave to amend their complaint on or before July 24, 2000. On July 24, 2000, plaintiffs filed a second amended complaint. On August 25, 2000, we filed a motion to dismiss the second amended complaint. On March 20, 2001, the Court issued a Final Order of Dismissal, dismissing with prejudice the second amended complaint. The Plaintiffs have appealed the Dismissal Order to the Eleventh Circuit Court of Appeal. We believe the allegations lack merit and plans to vigorously contest any appeal. At this time, we cannot reasonably estimate the ultimate loss, if any, related to these claims and therefore have not recorded an accrual for loss as of March 31, 2001.

We maintain Directors and Officer's Liability Insurance. However, we cannot provide assurance that this insurance coverage will be adequate to fund the costs of a settlement, an award, if any, or attorneys' fees. Demands have been made upon us that far exceed the amount of this coverage. Our articles of incorporation provide for indemnification, to the fullest extent permitted by law, of any person made party to an action by reason of the fact that such person is an officer and/or director of us.

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

We have filed a suit against Mr. Hooper in the United States District Court for the Southern District of Florida - Case No. 99-7452 CIV-MOORE, which claims that Mr. Hooper perpetrated a fraud on us by making fraudulent representations to us in connection with our acquisition of certain assets of the co-defendants Pharma Patch, PLC and PP Holdings, LTD. As a result, enforcement of the arbitration award has been stayed by a Florida court. On July 5, 2000, the state court continued the stay of enforcement of the award during the pendency of our claims against Mr. Hooper and Hooper & Associates, Inc. in the federal action. Mr. Hooper has requested from the Court granting the stay of enforcement of the judgment an increase in the amount of the Bond obtained by the PART II OTHER INFORMATION (Continued)

Company to prevent enforcement of Mr. Hooper's judgment. The Company and Hooper have agreed that the amount of the Bond be increased no later than 20 days after the order to increase the amount of the bond is entered. The Company believes that the Bond will need to be increased on or about May 22, 2001. Under the agreed proposed Order submitted by Mr. Hooper and the Company, the amount of the Bond will need to be increased by that date from the current approximate sum of $216,500 to approximately $240,400 and increased every 90 days thereafter by the sum of approximately $5400. No assurance can be given that the Company will be able to increase the amount of the bond on or about May 22, 2001. The failure to increase the Bond as described above may have a material adverse effect on the Company's operations and financial condition. Should the Company be unable to increase the amount of the Bond, the stay of enforcement of the judgment will be lifted and Mr. Hooper may be able to execute on such judgment. An execution on the judgment will adversely affect the liquidity of the Company which may force the Company to seek protection under the federal bankruptcy laws. We recorded an accrual for loss equal in the amount of $197,807 as of March 31, 2001. On March 7, 2001, Hooper & Associates filed a motion to dismiss our complaint. The Company has responded to this motion. No decision has been rendered by the Court.

Judgment In Hazardous Waste Lawsuit. On January 31, 2000, the United States District Court for the Southern District of Florida - Case No. 98-6201-CIV - entered a judgment against us and our former Chairman, in connection with a lawsuit brought by the United States of America on behalf of the Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1983, relating to the clean-up of a facility that during 1985 through 1992 contained alleged hazardous substances. We occupied this facility during part of 1992. The judgment holds the defendants, jointly and severally, liable for $401,177, representing their share of site clean-up costs, plus post-judgment interest as allowed by law. On October 6, 2000, we reached a settlement with the United States in the amount of $650,000 payable over a 21-month period beginning in October 2000 with the first payment due within 30 days of the formal settlement agreement and quarterly payments made thereafter on the balance plus interest at the rate of 5.3% per year. Under the terms of this agreement, we made its first payment of $112,963 on October 13, 2000. Subsequently, we entered into a modification of its Settlement Agreement with the United States whereby the second quarterly payment will be due on April 16, 2001 and additional payments made quarterly thereafter. The Company did not make the April payment to the United States. Should the United States seek to enforce the provisions of the settlement agreement, such enforcement will adversely affect the liquidity of the Company which may force the Company to seek protection under the federal bankruptcy laws.

Our amended and restated articles of incorporation provide for indemnification under certain circumstances, to the fullest extent permitted by law, of persons made party to an action by reason of the fact that such person is an officer and/or director of us. We recorded an accrual for loss equal to $650,000 as of March 31, 2001. We are seeking full contribution from our former Chairman for the total amount of the judgment.

On January 24, 2001, we filed a claim in the United States District Court Southern District of Florida Case No. 01-6090-CIV - for full contribution and declaratory judgment against our former Chairman. This action seeks to hold our former Chairman fully liable for the judgment and subsequent settlement entered into by us with the EPA in the amount of approximately $650,000 as described above under the caption "Judgment in Hazardous Waste Lawsuit." We are also seeking an order from the court of its nonliability to our former Chairman for contribution or indemnity. We assert that our former Chairman is 100% responsible for this judgment as it was his conduct prior to our incorporation in January of 1992 that resulted in the judgment against us and our former Chairman (see - Litigation With Former Chairman And Certain Family Limited Partnerships).

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

On February 3, 2000, Unilever filed a patent infringement action in the Administrative Court of Munich, Germany against Hestia Pharma GmbH and four of its officers alleging infringement of the European Patent that is the subject of the Italian Action. On April 27, 2000, Unilever amended its complaint to allege infringement of European Patent Application No. 93108764.7. In this action, Unilever asked that Hestia Pharma GmbH refrain from commercializing, using, importing or possessing analytical test devices that comprise features of Unilever's patent claims.

On April 20, 2000, Unilever filed a patent infringement action in the Administrative Court of Munich, Germany against us and Roche Diagnostics GmbH (together with the February 3, 2000 action, the "German Actions") alleging infringement of the patent involved in the Italian Action and European Patent Application No. 93108764.7. In this action, Unilever has asked that we and Roche Diagnostics GmbH refrain from offering, having offered, commercializing, having commercialized, using, having used, importing, having imported or possessing analytical test devices that fall under the claims of Unilever's patent and patent application. On March 29, 2001, we filed our answer with an oral hearing scheduled for May 3, 2001.

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

Litigation With Former Chairman And Certain Family Limited Partnerships. On September 12, 2000, our board of directors voted to terminate the employment of Jack L. Aronowitz pursuant to the termination without cause provision of his employment agreement dated September 27, 1996 ("Employment Agreement"). Simultaneously, the board voted to remove Mr. Aronowitz as our Chairman, President and Chief Technical Officer. On December 20, 2000, Mr. Aronowitz resigned as a director of us. He presently owns or controls less than 5% of our outstanding shares of common stock.

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

On October 19, 2000, we were served with a Summons and Complaint in an action commenced by our former Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida - Case No. 00017365. The named defendants are us, our directors (with the exclusion of our former Chairman) and our general counsel. On November 13, 2000, our former Chairman amended the complaint to assert claims for indemnification of certain litigation in which he is named as a party. We believe the claims contained in this complaint, as amended, are without merit and are vigorously defending this lawsuit. An unfavorable outcome of this litigation would have a material adverse impact on us, including possible inability to sell our TD Glucose Monitoring System. Our former Chairman is seeking unspecified damages. On April 3, 2001, we and the named officers and directors filed several motions to dismiss the complaint for being insufficient as a matter of law.

The 13 counts in the Complaint are (1) rescission of a Cancellation and Exclusive License Agreement dated January 31, 1996 ("License Agreement"), (2) breach of contract with respect to the Letter of Intent, (3) anticipatory breach of contract with respect to the License Agreement and a previous license agreement, (4) breach of the duty of good faith and fair dealing, which our former Chairman claims is owed to him, with respect to the Letter of Intent and the License Agreement (5) alleged fraud in the inducement in the signing by our former Chairman of the Letter of Intent and License Agreement, (6) fraud in the inducement against the individual directors and officer defendants as in count 5, (7) promissory estoppel against us, (8) promissory estoppel against the individual directors and officer defendants, (9) unjust enrichment against us,
(10) tortious interference with contract against the individual directors and officer defendants, (11) breach of fiduciary duty against the individual directors and officer defendants, (12) Florida Racketeer Influenced and Corrupt Organizations Act count against the individual directors and officer defendants and (13) common law conspiracy against the individual directors and officer defendants.

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

On December 15, 2000, we commenced an action in the Superior Court of the State of Delaware in and for New Castle County - against the Aronowitz Delaware 2 Family Limited Partnership, a Delaware limited partnership and successor to the maker of a negotiable promissory note dated August 28, 1998 in the amount $750,000. Our former Chairman is a limited partner in the defendant family partnership and the guarantor of the note. The action was commenced after a scheduled payment on the loan was not made by the family limited partnership, and the principal amount of the loan was accelerated. We are seeking the balance due on the loan, approximately $621,740 as of March 31, 2001, together with attorneys' fees. On March 1, 2001, we filed an action against our former Chairman, individually, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. 01003764-04 on his personal obligation guaranteeing the note. The net amount due our former Chairman under the termination without cause provision of his Employment Agreement (after deductions for taxes) as well as any other amounts due our former Chairman from us are being applied periodically to the reduction of our former Chairman's Guaranty obligation to us.

ITEM 2.  Changes In Securities

In 1998, we issued 15,000 shares of our Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"). We have no shares of our Preferred Stock presently outstanding. The investor converted all 15,000 shares of Preferred Stock into 39,800,473 shares of our common stock as of February 6, 2001.

On May 3, 2000, we entered into an equity line investment agreement with Swartz under which we have the option to sell or "put" up to $25 million of our common stock to Swartz, subject to a formula based on stock price and trading volume, over a three year period beginning on November 3, 2000. We also issued to Swartz warrants to purchase our common stock at prices ranging from $0.9375 to $1.9063 per share, subject to adjustment. During 2000, we did not sell any stock to Swartz pursuant to this agreement. As of March 20, 2001, we issued a "put" to Swartz for 3,500,000 shares of our common stock pursuant to this agreement and receive $135,000 in proceeds. Based on the terms of our equity line investment agreement with Swartz and the trading price of our common stock at the time we issued the "put", the parties executed a wavier and agreement to redefine and set the minimum share price and trigger price of the "put". With respect to any future sale or "put" transactions, we may be required to execute a wavier and agreement to redefine and set the minimum share price and trigger price of the "put" if the trading price of our common stock at such time does not meet the terms of our equity line investment agreement with Swartz.

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

As of March 31, 2001, the investors have converted debentures into 25,984,670 shares of common stock, and presently have $461,478 of convertible debentures outstanding. Based upon the terms of the convertible debentures, as of March 31, 2001 the outstanding convertible debentures would be convertible into 10,682,361 shares of common stock. For additional information related to this transaction, see our Registration Statement on Form S-2 as filed with the SEC.

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

If and when we issue shares to Swartz upon exercise of our put rights, it will be at a price equal to the lesser of the market price for each share of our common stock minus $0.10 or 92% of the market price for each share of our common stock. If and when we issue shares to GMF upon conversion of the convertible debentures that we have a right to "put" to GMF, the conversion price of the debentures will be equal to the lesser of $1.40 or 90% of the market price for each share of our common stock. Accordingly, the exercise of our put rights may result in substantial dilution to the interests of the other holders of our common stock. Depending on the price per share of our common stock during the three-year period of the Swartz investment agreement and the GMF credit line agreement, we may need to register additional shares for resale or seek an amendment to our articles of incorporation, to access the full amount of financing available. Registering additional shares could have a further dilutive effect on the value of our common stock. If we are unable to register the additional shares of common stock, we may experience delays in, or be unable to, access some of the $25 million available from Swartz and the $10 million available from GMF under our put rights.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We need additional authorized shares of common stock to raise additional capital necessary for liquidity and to implement our business plan. We have entered into investment agreements with Swartz and May Davis, and achieved effective registration with the Securities and Exchange Commission. These transactions are subject to certain terms and market conditions related to trading price and volume as well as the availability of sufficient authorized and unissued common stock. However, the dilutive effect of prior funding transactions has nearly exhausted our present number of authorized shares of common stock and placed us in a position of being unable to proceed with funding opportunities to provide working capital necessary to implement our business plan.

On April 30, 2001, the annual meeting of shareholders was held. The designated proxy holders moved to adjourn the Annual Meeting to allow for further solicitation of proxies with respect to Proposals #2 and #3 relating to Amending TCPI's Amended and Restated Articles of Incorporation. The Annual Meeting of Stockholders was adjourned to Monday, August 20, 2001at 10:00 a.m. local time at TCPI's offices at 3333 S.W. 15th Street, Pompano Beach, Florida. The proxy holders reported that Proposal #2 received 26,176,236 shares For Adoption; 5,542,039 shares Against; and 49,908 shares Abstained. Proposal #3 received 25,352,883 shares For Adoption; 6,076,348 shares Against; and 342,451 shares Abstained.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

Proposal #2 of the Proxy Statement is for adoption of proposed Amended and Restated Articles of Incorporation in order to increase the total number of all classes of the Company's capital stock to 275,000,000 shares from 125,000,000; 250,000,000 shares shall have a par value of $.001 and shall be designated Common Stock and 25,000,000 shares shall have a par value of $.001 and shall be designated Preferred Stock. Proposal #3 is for adoption of proposed Amended and Restated Articles of Incorporation to reduce from 60% of the issued and outstanding shares to a majority of the votes cast as the amount of shares required to amend, alter, change or repeal any provision of the Amended and Restated Articles of Incorporation

The Company will continue to solicit additional proxies in an effort to obtain a sufficient vote to pass Proposals #2 and #3. No assurance can be given that by the adjournment date for this Annual Meeting, sufficient shares will be voted in favor of Proposal #2 to pass such Proposal nor can any assurance be given that TCPI will be able to fund its operations from today, the immediate future or through the adjourned date for resumption of the Annual Meeting. As disclosed in the Company's Definitive Proxy Statement on Form 14-A, TCPI will be unable to adequately fund its operations without approval of Proposal #2. Without approval of Proposal #2, the Company will not have a sufficient amount of common stock to potentially access any capital sources to immediately fund present operations to meet its current obligations. The failure to access or utilize such capital sources in the near future will likely put TCPI's operations in grave jeopardy, which may require the Company to seek protection under the federal bankruptcy laws.

As disclosed in the Company's Annual Report on Form 10-K for the period ending December 31, 2000, the Company has experienced sustained significant operating losses in 2000 and 1999 that have resulted in substantial consumption of the Company's cash reserves. In addition, the Company expects to continue to incur losses and have negative cash flow for the immediate future. The Company is reducing or delaying expenses, reducing or discontinuing some of its operations, seeking accommodations from its creditors and seeking a purchaser of the Company or all or some of its assets. The Company is engaged in discussions with certain persons in an effort to address its liquidity concerns. Such discussions involve the sale and/or licensing of some or all of the Company's assets. There can be no assurance that the Company will be immediately successful in any of such efforts. Management believes that if the Company is not immediately successful in addressing its liquidity concerns, the Company may be forced to seek protection under the federal bankruptcy laws.

ITEM 5.  OTHER INFORMATION

Settlement Of Litigation With The Americare Companies And Joseph P.  D'Angelo.
------------------------------------------------------------------------------

On February 5, 2001, we settled a patent infringement lawsuit related to our noninvasive TD Glucose(TM) Monitoring System as well as all other litigation between us and Americare Health Scan, Inc., its subsidiaries, affiliates and Joseph P. D'Angelo. The parties agreed to dismiss the various lawsuits and related counterclaims and have entered into mutual releases of all claims relating to the respective legal matters. None of the parties admits any wrongdoing related to claims in the various lawsuits and associated counterclaims. For additional information on this matter including the potential material adverse effect that current proceedings relating to the settlement may have on our financial condition, see Part II, ITEM 1.

Dismissal Of Shareholder Class Action.
-------------------------------------

On March 20, 2001, the United States District Court for the Southern District of Florida dismissed with prejudice the securities class action lawsuit against us and our former Chairman. The Plaintiffs have appealed the Final Order of Dismissal to the United States Court of Appeals for the 11th Circuit.

Acquisition of Certain Business Assets Of Roche Diagnostics
-----------------------------------------------------------

On April 9, 2001, we reached an agreement with Roche Diagnostics GmbH to acquire the European distribution channels, certain trademarks and business assets related to the EVATEST(R) (pregnancy), EVAPLAN(R) (ovulation) and other similar trademarked over-the-counter (OTC) family planning products currently marketed by Roche Diagnostics. Since 1992, we continue to be the exclusive supplier of these OTC family planning products that are distributed on a worldwide basis. We will acquire the European business assets for an undisclosed amount that includes the down payment previously paid to Roche Diagnostics and an additional fixed amount to be funded from a percentage of future sales. We were also seeking to acquire the related business assets in South America, but were unable to secure funding to complete that portion of the acquisition. Roche Diagnostics has decided to continue to operate this business in Argentina and Uruguay. We will continue to supply Roche Diagnostics with our family planning products for their distribution in Latin America.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number       Code       Exhibit Description
------       ----       -------------------
2.1          14         Business and Asset Purchase Agreement dated May 20, 2000 between Roche Diagnostics GmbH and TCPI Holdings,
                        Ltd.

2.2          14         Guaranty Agreement dated May 20, 2000 between Roche Diagnostics GmbH and the Company.

3.1          5          Amended and Restated Articles of Incorporation of the Company.

3.2          5          Amended and Restated Bylaws of the Company.

3.3          4          Articles of Amendment to the Articles of Incorporation of the Company.

3.4          15         Articles of Amendment of the Company's Amended and Restated Articles of Incorporation.

4.2          3          Form of Common Stock Certificate of the Company.

4.3          11         Warrant to purchase Common Stock dated April 19, 2000 (1 of 2) between the Company and Swartz Private
                        Equity, LLC.

4.4          11         Warrant to purchase Common Stock dated April 19, 2000 (2 of 2) between the Company and Swartz Private
                        Equity, LLC.

4.5          11         Warrant between the Company and Swartz Private Equity, LLC.

10.2         5          Amended and Restated 1992 Incentive Stock Option Plan.

10.3         5          Cancellation and Exclusive License Agreement between Jack Aronowitz and the Company dated January 31, 1996.

10.4         5          Stock Option Agreement between the Company and Martin Gurkin, Stuart R. Streger, Colin Morris, Kathryn
                        Harrigan, Clayton Rautbord and Stephen Dresnick.

10.5         15         The Company's 2000 Stock Option Plan.

10.6         2          Lease - Pompano Beach, Florida.

10.6.1       9          Business Lease Extension - Pompano Beach, Florida.

10.8         3          Warrant Agreement between the Company and Jack L. Aronowitz.

10.8.1       1          Amended Employment Agreement dated October 9, 1998 between the Company and Jack L. Aronowitz.

10.9         1          Employment Agreement dated October 9, 1998 between the Company and Jay E. Eckhaus.

10.17        7          Employment Agreement dated September 10, 1999 between the Company and Elliott Block, Ph.D.

10.18        8          Employment Agreement dated November 22, 1999 between the Company and Walter V. Usinowicz, Jr.

10.19        11         Employment Agreement dated May 27, 1999 between the Company and Robert M. Morrow.

10.20        13         Investment Agreement dated May 3, 2000 between the Company and Swartz Private Equity, LLC.

10.21        13         Registration of Rights Agreement dated May 3, 2000 between the Company and Swartz Private Equity, LLC.

10.22        17         Securities Purchase Agreement dated August 28, 2000.

10.23        17         Form of Warrant to Purchase Common Stock under the Securities Purchase Agreement.

10.24        17         Form of Securities Purchase Agreement Debenture under the Securities Purchase Agreement.


10.25        17         Placement Agency Agreement dated August 28, 2000 between the Company and The May Davis Group, Inc.

10.26        17         Line of Credit Agreement dated September 5, 2000 between the Company and GMF Holdings.

10.27        17         Form of Credit Line Debenture under the Credit Line Agreement.

10.28        17         Registration Rights Agreement dated September 5, 2000.

10.29        17         Placement Agency Agreement dated September 5, 2000 between the Company and The May David Group, Inc.

10.30        17         Escrow Agreement dated August 28, 2000 between the Company and First Union.

10.31        17         Escrow Agreement dated September 5, 2000 between the Company and First Union.

10.32        19         Escrow Agreement dated September 5, 2000 between the Company and First Union.

             Code       Code Description
             1          Incorporated by reference to the Company's Form 10-Q filed on November 12, 1998.

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

             15         Incorporated by reference to the Company's Form 10-Q filed on August 15, 2000.

             16         Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-2 filed on
                        July 26, 2000.

             17         Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-2 filed on
                        October 18, 2000.

             18         Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-2 filed on
                        November 1, 2000.

(b)      Reports On Form 8-K

         During the quarter ended March 31, 2001, the Company filed one Form 8-K on February 7, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TCPI, INC.


Date:    May 10, 2001                 By:  /s/ Walter V. Usinowicz, Jr.
                                           ------------------------------
                                      Walter V. Usinowicz, Jr.
                                      Vice President and Chief Financial Officer
                                      (Duly authorized officer and principal
                                       accounting officer)