Form 10-Q/A
period 2001-03-31
TCPI INC
filed 2001-05-18
CIK 924921

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q/A

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]


The aggregate market value of Common Stock held by non-affiliates as of May 7, 2001 was approximately $2,356,663 (based upon the closing sale price of $.026 per share on the NASD OTC Bulletin Board on May 7, 2001).

As of May 7, 2001, 90,640,911 shares of the Registrant's $.001 par value Common Stock were outstanding.


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


Interim Review by Independent Auditors
--------------------------------------

The interim financial information contained in this quarterly report for the quarterly period ended March 31, 2001 has not been reviewed by the Company's independent auditors as required by SAS 71 because utilization of all outside professional services, including those of the Company's outside auditors, are being deferred wherever possible in accordance with management's strict cash conservation programs. These activities are consistent with those described in management's discussion of results of operations in the Liquidity and Capital Resources Section of Item 2 of this Form 10-Q.

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


                                      TCPI, INC.


Date:    May 18, 2001                 By:  /s/ Walter V. Usinowicz, Jr.
                                           ------------------------------
                                      Walter V. Usinowicz, Jr.
                                      Vice President and Chief Financial Officer
                                      (Duly authorized officer and principal
                                       accounting officer)