Form 10-Q
period 2001-06-30
TCPI INC
filed 2001-08-15
CIK 924921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number 0-25406

                             ----------------------

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

                             ----------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

               SECURITIES REGISTERED PURSUANT TO 12(g) OF THE ACT:
                         Common Stock ($.001 par value)
                                (Title of class)

                             ----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

         The aggregate market value of Common Stock held by non-affiliates as of August 14, 2001 was approximately $1,162,864 (based upon the closing sale price of $0.012 per share on the NASD OTC Bulletin Board on August 13, 2001).

         As of August 14, 2001, 96,905,298 shares of the Registrant's $.001 par value Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):
                      YES                        NO      x
                         --------------            --------------

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

TCPI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                                                               June 30, 2001   December 31, 2000*
                                                                               -------------   -----------------
                                                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                      $     87          $    481
   Accounts receivable, net                                                          1,113             1,188
   Inventory                                                                         1,173             1,737
   Due from related party                                                              120               281
   Other                                                                               866               276
                                                                                  --------          --------
Total current assets                                                                 3,359             3,963
                                                                                  --------          --------
Property and equipment, net                                                          1,540             1,732
Patents and trademarks, net                                                          9,925            10,392
Goodwill, net                                                                        1,549             1,635
Asset purchase deposit                                                                 500               500
Deferred financing costs                                                             2,118             2,245
Due from related party, long-term                                                      492               357
Other assets                                                                            32                31
                                                                                  --------          --------
Total assets                                                                      $ 19,515          $ 20,855
                                                                                  ========          ========

Liabilities, redeemable preferred stock and common
   stockholders' equity
Current liabilities:
   Accounts payable                                                               $  3,092          $  3,288
   Accrued expenses                                                                  2,176             1,551
                                                                                  --------          --------
Total current liabilities                                                            5,268             4,839
Other liabilities                                                                      184               327
Convertible debentures                                                                 181             1,322
Redeemable preferred stock, $.001 par value:
   Authorized shares--25,000,000;
   Series A 6% Redeemable Convertible Preferred Stock,
   issued and outstanding shares -- 0 and 550
   at June 30, 2001 and December 31, 2000, respectively                                 --               639
Stockholders' Equity:
Common stock, $.001 par value:
   Authorized shares--100,000,000; issued and outstanding
     shares--96,905,298 and 35,729,525 at June 30, 2001
     and December 31, 2000, respectively                                                97                36
Additional paid-in capital                                                          59,052            56,324
Accumulated deficit                                                                (45,267)          (42,632)
                                                                                  --------          --------
Total common stockholders' equity                                                   13,882            13,728
                                                                                  --------          --------
Total liabilities, redeemable preferred stock and common
   stockholders' equity                                                           $ 19,515          $ 20,855
                                                                                  ========          ========

*The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. See accompanying notes to the condensed consolidated financial statements.

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (Continued)

TCPI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share data)

                                                                         Three Months Ended                 Six Months Ended
                                                                               June 30,                         June 30,
                                                                    -----------------------------     -----------------------------
                                                                         2001            2000             2001             2000
                                                                    ------------     ------------     ------------     ------------

Net sales                                                           $      1,628     $      1,125     $      3,229     $      2,312
Cost of product sales                                                        942              614            1,906            1,323
                                                                    ------------     ------------     ------------     ------------
Gross profit                                                                 686              511            1,323              989

R&D contract revenue                                                          25               --               25               --

Operating expenses:
   Selling, general and administrative                                     1,370            1,472            2,550            3,096
   Litigation                                                                107              405              197            1,127
   Research and development                                                  144              219              260              509
   Depreciation and amortization                                             406              428              812              869
                                                                    ------------     ------------     ------------     ------------
                                                                           2,027            2,524            3,819            5,601
                                                                    ------------     ------------     ------------     ------------
Loss from operations                                                      (1,316)          (2,013)          (2,471)          (4,612)

Other income (expense):
   Interest income                                                            17              (36)              36               22
   Interest expense                                                         (104)              (2)            (200)              (2)
                                                                    ------------     ------------     ------------     ------------
Net loss                                                                  (1,403)          (2,051)          (2,635)          (4,592)

Accrued dividends and accretion to redemption value of
   redeemable convertible preferred stock                                     --               40                1              137
                                                                    ------------     ------------     ------------     ------------

Loss attributable to common stockholders                            $     (1,403)    $     (2,091)    $     (2,636)    $     (4,729)
                                                                    ============     ============     ============     ============

Net loss per common share -
   Basic and Diluted                                                $       (.02)    $       (.07)    $       (.03)    $       (.18)
                                                                    ============     ============     ============     ============

Weighted average number of
   common shares outstanding                                          91,789,773       29,793,240       79,689,888       26,930,250
                                                                    ============     ============     ============     ============


See accompanying notes to the condensed consolidated financial statements.

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (Continued)

TCPI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

                                                                            Six Months Ended June 30,
                                                                          ----------------------------
                                                                            2001                2000
                                                                          -------              -------
OPERATING ACTIVITIES
Net loss                                                                  $(2,635)             $(4,592)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                            812                  869
     Accretion of beneficial conversion feature on
        convertible debentures                                                 36                   --
     Amortization of deferred financing costs and debt discount                71                   --
     Amortization of warrants issued for services                             197                   --
Changes in operating assets and liabilities:
       Accounts receivable                                                     75                  582
       Inventory                                                              564                 (425)
       Other current assets                                                  (148)                (471)
       Other assets and liabilities                                          (143)                 (37)
       Accounts payable and accrued expenses                                  430                1,883
                                                                          -------              -------
Net cash used in operating activities                                        (741)              (2,191)

INVESTING ACTIVITIES
       Purchases of property & equipment                                      (34)                (210)
       Proceeds from sale of equipment                                         15                  165
       Due from related party                                                  26                  (11)
       Proceeds from sale of investments                                       --                2,563
       Investments in patents and trademarks                                  (48)                 (37)
                                                                          -------              -------
Net cash provided by investing activities                                     (41)               2,470

FINANCING ACTIVITIES
       Proceeds from stock puts exercised                                     135                   --
       Payments of deferred financing costs                                   (22)                  --
       Proceeds from stock options exercised                                  275                    5
                                                                          -------              -------
Net cash provided by financing activities                                     388                    5
                                                                          -------              -------
Net increase (decrease) in cash and cash equivalents                         (394)                 284
Cash and cash equivalents at beginning of period                              481                1,447
                                                                          -------              -------
Cash and cash equivalents at end of period                                $    87              $ 1,731
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

2.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Details of selected balance sheet accounts are as follows (in thousands):

                                                        June 30, 2001        December 31, 2000
                                                        -------------        -----------------
Accounts receivable:
   Accounts receivable                                    $  1,177               $  1,313
   Allowance for doubtful accounts                             (64)                  (125)
                                                          --------               --------
   Accounts receivable, net                               $  1,113               $  1,188
                                                          ========               ========

Inventories:
   Raw materials and supplies                                  994                  1,367
   Work in process                                              60                     92
   Finished goods                                              119                    278
                                                          --------               --------
                                                          $  1,173               $  1,737
                                                          ========               ========

Property and equipment:
   Furniture, fixtures and equipment                      $  3,486               $  3,469
   Leasehold improvements                                      121                    121
                                                          --------               --------
                                                             3,607                  3,590
   Accumulated depreciation                                 (2,067)                (1,858)
                                                          --------               --------
                                                          $  1,540               $  1,732
                                                          ========               ========
Patents and trademarks:
   Patents and trademarks                                 $ 15,621               $ 15,572
                                                            (5,696)                (5,180)
                                                          --------               --------
                                                          $  9,925               $ 10,392
                                                          ========               ========
Goodwill:
   Goodwill                                               $  2,494               $  2,494
   Accumulated amortization                                   (945)                  (859)
                                                          --------               --------
                                                          $  1,549               $  1,635
                                                          ========               ========

2.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS (Continued)

Details of selected balance sheet accounts are as follows (in thousands):

                                                         June 30, 2001      December 31, 2000
                                                         -------------      -----------------
Deferred financing costs:
   Deferred financing costs                                  2,415                 2,354
   Accumulated depreciation                                   (297)                 (109)
                                                            ------                ------
                                                             2,118                 2,245
                                                            ======                ======

Accrued expenses:
   Litigation costs                                            827                 1,011
   Severance                                                    78                   180
   Insurance                                                   166                    43
   Other                                                     1,105                   317
                                                            ------                ------
                                                             2,176                 1,551
                                                            ======                ======


3. REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY, AND CONVERTIBLE DEBENTURES

         In 1998, we issued 15,000 shares of our Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"). No shares of our Preferred Stock are presently outstanding. The investor converted all 15,000 shares of Preferred Stock into 39,800,473 shares of our common stock during the period of October 28, 1998 and ending February 6, 2001.

         On May 3, 2000, we entered into an equity line investment agreement with Swartz under which we have the option to sell or "put" up to $25 million of our common stock to Swartz, subject to a formula based on stock price and trading volume, over a three year period beginning on November 3, 2000. We also issued to Swartz warrants to purchase our common stock at prices ranging from $0.9375 to $1.9063 per share, subject to adjustment. Prior to February 21, 2001, we did not sell any stock to Swartz pursuant to this agreement. On February 21, 2001, we issued a "put" to Swartz for 3,500,000 shares of our common stock pursuant to this agreement and received $135,000 in proceeds. Based on the terms of the equity line investment agreement with Swartz and the trading price of our common stock at the time we issued the "put", the parties executed a wavier and agreement to redefine and set the minimum share price and trigger price of the "put". With respect to any future sale or "put" transactions, as we do not have sufficient authorized and unissued shares of our common stock, it is unlikely that we will access this facility in the future.

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

         As of June 30, 2001, the investors have converted debentures into 32,222,462 shares of our common stock, and presently have $363,053 of convertible debentures outstanding. Based upon the terms of the convertible debentures, as of June 30, 2001 the outstanding convertible debentures would be convertible into 32,415,446 shares of our common stock had such an amount of stock been authorized and registered. For additional information related to this transaction, see our Registration Statement on Form S-2, and amendments thereto, as filed with the SEC. As we do not have sufficient authorized and unissued shares of our common stock, it is unlikely that we will access this facility in the future.

4.       RELATED PARTY TRANSACTIONS

         On August 28, 1998, the Company extended a loan to Mr. Aronowitz' family limited partnership (Jack L. Aronowitz is the Company's former Chairman) in the principal amount of $750,000 with an annual interest rate of 7 3/4% whereupon this obligation was personally guaranteed by Mr. Aronowitz ("Guaranty"). On September 12, 2000, the Board of Directors of the Company voted to terminate the employment of Jack L. Aronowitz pursuant to the termination without cause provision of Mr. Aronowitz' Employment Agreement dated September 27, 1996 ("Employment Agreement"). Simultaneously, the Board voted to remove Mr. Aronowitz as Chairman, President and Chief Technical Officer of the Company. Mr. Aronowitz resigned as a Director of the Company on December 19, 2000. On October 25, 2000, the loan was called due by the Company and accelerated to its full amount for non-payment of a scheduled payment. As of June 30, 2001, the balance of the loan guaranteed by Mr. Aronowitz was $618,198. On November 9, 2000, the Company commenced litigation against the family limited partnership seeking a judgment for the total amount due on the loan together with attorneys' fees. The net amount due Mr. Aronowitz over the two-year period under the termination without cause provision of his Employment Agreement (after deductions for taxes) of approximately $244,000 as of June 30, 2001 as well as any other amounts due Mr. Aronowitz from the Company are being applied to the reduction of Mr. Aronowitz' Guaranty obligation to the Company. On October 19, 2000, Mr. Aronowitz brought litigation against the Company, its directors, and its general counsel relating to his separation from employment and his license agreement with TCPI (See Note 5).

         The Company made a loan to Dr. Block (the Company's President and Chief Executive Officer) in the amount of $50,000 pursuant to his Employment Agreement with the Company dated May 10, 1999, which shall be deemed repaid with respect to 50% of the amount due and owing on each of the first two anniversary dates of this agreement as long as Dr. Block remains an employee of the Company or is not terminated for cause (as defined). The principal amount of this loan bears interest at the London Interbank (LIBOR) rate, as adjusted quarterly, with such principal and accrued interest due on September 1, 2001, subject to such loan being deemed repaid as provided above. As of May 10, 2001, the loan was deemed repaid.

5.       LEGAL PROCEEDINGS

The Company is subject to claims and suits arising in the ordinary course of business. At this time, except as otherwise indicated, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain except as otherwise stated, if any, related to these lawsuits, or if any such loss will have a material adverse effect on the Company's results of operations or financial position, except as otherwise stated. For the second quarter and six-month periods ended June 30, 2001, such litigation expenses decreased from the comparable periods of the prior year by 74% and 83%, respectively.

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

         Jack L. Aronowitz v. TCPI, Inc., f/k/a Technical Chemicals & Products, Inc., a Florida Corporation, Elliott Block, Noel Buterbaugh, Martin Gurkin, Clayton L. Rautbord, Stanley M. Reimer, and Jay E. Eckhaus, the Circuit Court of the 17th Judicial Circuit, Broward County, Florida, Case No. 00017365-18. On October 19, 2000, the Company was served with a Summons and Complaint in an action commenced by Mr. Aronowitz. The named defendants are the Company, its directors, the Chief Executive Officer and the Company's General Counsel. Mr. Aronowitz is seeking unspecified damages.

         The 13 counts in Aronowitz' Complaint are (1) rescission of a Cancellation and Exclusive License Agreement dated January 31, 1996 ("License Agreement"), (2) breach of contract with respect to a Letter of Intent, (3) anticipatory breach of contract with respect to the License Agreement and a previous license agreement, (4) breach of the duty of good faith and fair dealing, which Mr. Aronowitz claims is owed to him with respect to the Letter of Intent and the License Agreement (5) alleged fraud in the inducement in the signing by Mr. Aronowitz of the Letter of Intent and License Agreement, (6) fraud in the inducement against the individual directors and officer defendants as in count 5, (7) promissory estoppel against the Company, (8) promissory estoppel against the individual directors and officer defendants, (9) unjust enrichment against the Company, (10) tortious interference with contract against the individual directors and officer defendants, (11) breach of fiduciary duty against the individual directors and officer defendants, (12) Florida Racketeer Influenced and Corrupt Organizations Act count against the individual directors and officer defendants and (13) common law conspiracy against the individual directors and officer defendants.

         Current Status: Defendants have made motions to dismiss and have responded to discovery requests. The case has been stayed due to the filing of a Suggestion of Bankruptcy.

         Background: On September 12, 2000, the Board of Directors of the Company voted to terminate the employment of Jack L. Aronowitz pursuant to the termination without cause provision of Mr. Aronowitz' Employment Agreement dated September 27, 1996 ("Employment Agreement"). Simultaneously, the Board voted to remove Mr. Aronowitz as Chairman, President and Chief Technical Officer of the Company. Mr. Aronowitz resigned as a Director of the Company on December 19, 2000.

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

         TCPI, Inc., v. Jack L. Aronowitz, Circuit Court 17th Judicial Circuit in and for Broward County, Florida, Case No. 01003764-04. On March 1, 2001, the Company filed an action against Mr. Aronowitz, individually, in the Circuit Court on Mr. Aronowitz' personal obligation guaranteeing a certain Negotiable Promissory Note, the maker of which is a family limited partnership controlled by Mr. Aronowitz. The case has been stayed due to the filing of a Suggestion of Bankruptcy. Current balance due company as of June 30, 2001 is $618,197.92.

         TCPI, Inc. v. Aronowitz Delaware 2 Family Limited Partnership, a Delaware limited partnership Superior Court of the State of Delaware in and for New Castle County, Case No. CA 00012-131. On December 15, 2000, the Company commenced an action against the successor to the maker of a negotiable promissory note dated August 28, 1998 in the amount $750,000. Mr. Aronowitz is a limited partner in the defendant family partnership and the

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

guarantor of the note. On agreement of counsel, the case was dismissed without prejudice on jurisdictional grounds. According to the Court Order, the case must be re-filed in Florida no later than August 24, 2001

         TCPI, Inc. v. Jack L. Aronowitz, United States District Court Southern District of Florida, Case No. - 01-6090-Dimitrouleas. On January 24, 2001 the Company filed a claim for full contribution and declaratory judgment against Jack L. Aronowitz. This action seeks to hold Mr. Aronowitz fully liable for the judgment and subsequent settlement entered into by TCPI with the EPA in the amount of approximately $650,000 as described below. The Company is also seeking an order from the court of the Company's nonliability to Mr. Aronowitz for contribution or indemnity. The Company asserts that Mr. Aronowitz is 100% responsible for this judgment as it was his conduct prior to the incorporation of TCPI in January of 1992 that resulted in the judgment against the Company and Mr. Aronowitz. Defendant's Motion to Dismiss was denied on May 31, 2001.

         Current Status: On July 13, 2001, the Court entered an Order based on TCPI's Suggestion of Bankruptcy, staying the action and requiring that TCPI submit a status report to the Court every sixty (60) days.

         TCPI, Inc. v. Aronowitz Delaware 1 Family L.P., a Delaware Limited Partnership, and Aronowitz Management First, L.L.C., a Delaware Limited Liability Corporation, as General Partner of Aronowitz Delaware 1 Family L.P., United States District Court, Southern District of Florida, Case No. -007675-CIV-Highsmith. The action included the Company's claims (1) for a declaratory judgment that the Licensor (i.e. Aronowitz Delaware 1 Family L.P.) has no right, title or interest, in and to the technology of the Company's TD Glucose Monitoring System and that the Licensor has no rights to receive royalty payments on the sale or license by the Company of such technology, and (2) that the License Agreement terminates on the expiration dates of each of the licensed patents. On May 4, 2001, an order of dismissal for lack of subject matter jurisdiction was entered.

         United States of America v. Jack L. Aronowitz and Technical Chemicals & Products, Inc., United States District Court, Southern District of Florida, Case No. 98-6201-CIV-Dimitrouleas. On January 31, 2000, the United States District Court for the Southern District of Florida entered a judgment against TCPI and Jack L. Aronowitz, in connection with a lawsuit brought by the United States of America on behalf of the Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1983, relating to the clean-up of a facility that during 1985 through 1992 contained alleged hazardous substances. The Company occupied this facility during part of 1992. The judgment holds the defendants, jointly and severally, liable for $401,177, representing their share of site clean-up costs, plus post-judgment interest as allowed by law. On October 6, 2000, TCPI reached a settlement with the United States in the amount of $650,000 payable over a 21-month period beginning in October 2000 with the first payment due within 30 days of execution of the formal settlement agreement and quarterly payments made thereafter on the balance plus interest at the rate of 5.3% per year. Under the terms of this agreement, the Company made its first payment of $112,963 on October 13, 2000. The Company entered into a modification of Settlement Agreement with the United States whereby the second quarterly payment was due on April 16, 2001 with additional payments made quarterly thereafter. No payments have been made to the United States on April 16, 2001 or thereafter.

         Shareholder Class Action. In Re Technical Chemicals and Products, Inc., United States District Court for the Southern District of Florida - Case No. 98-7334-CIV-Dimitrouleas filed against the Company and Jack L. Aronowitz on behalf of various shareholders alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. On March 20, 2001, the Court issued a Final Order of Dismissal, dismissing with prejudice the Second Amended Complaint. The Final Order of Dismissal has been appealed.

         Background: In general, plaintiffs allege that TCPI and Mr. Aronowitz made untrue and misleading statements in the Company's public disclosure documents and in certain press releases, articles and reports relating to the development, clinical testing and viability of the Company's TD Glucose(TM) Monitoring System.

         In Re Technical Chemicals and Products, Inc., United States Court of Appeals, Eleventh Circuit, Case No. 01-12135CC. Appeal from dismissal of Second Amended Complaint by Judge Dimitrouleas, United States District Court for the Southern District of Florida - Case No. 98-7334-CIV-DIMITROULEAS.

         Current status: The case has been stayed due to the filing of a Suggestion of Bankruptcy.

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

         Americare Diagnostics, Inc., et al. v. Technical Chemicals and Products, Inc., et al., 97-3654-CIV-HUCK (S.D. Fla.); Joseph P. D'Angelo, et al.
v. Technical Chemicals and Products, Inc., Case No. 95-011256(09); Americare Health Scan, Inc., et al. v. Technical Chemicals and Products, Inc., et al., Case No. 99-010726 CACE 18); Technical Chemicals and Products, Inc., et al. v. Joseph P. D'Angelo, The Creative Connection et al., Case No. 99-1862-CIV-HUCK (S.D. Fla.) and Technical Chemicals and Products, Inc., et al. v. Joseph P. D'Angelo, et al., Case No. 00-12159 CACE 08.

         Background: On February 5, 2001, the above cases were settled including a patent infringement lawsuit related to the Company's noninvasive TD Glucose Monitoring System as well as all other litigation between the Company and Americare Health Scan, Inc., its subsidiaries, affiliates and Dr. Joseph P. D'Angelo. The settlement is based on a Settlement Agreement requiring the Company to make periodic payments totaling $112,000 of which the Company has paid $45,000; $35,000 on February 8, 2001 and an additional $10,000 on or about March 20, 2001.

         Current Status: Americare Health Scan, Inc. has filed a Motion to Enforce Settlement Agreement in the proceeding entitled Americare Diagnostics, Inc., et al. v. Technical Chemicals and Products, Inc., et al., 97-3654-CIV-HUCK for non-payment by the Company of the periodic settlement payments. The case has been stayed due to the filing of a Suggestion of Bankruptcy.

         Hooper Litigation. Technical Chemicals and Products, Inc. v. Pharma Patch Public Limited Liability Company, PP Holdings, Inc., Murray Watson and Gary Hooper, United States District Court, Southern District of Florida, Case No. 99-7452-CIV-MOORE ("Federal Litigation"). Technical Chemicals and Products, Inc. v. Hooper & Associates, Broward County Circuit Court for the Seventeenth Judicial Circuit, Case No. 019847 (12) ("State Litigation").

         Background: Hooper & Associates ("Hooper"), a controlled entity of Gary
R. Hooper, obtained a judgment on August 27, 1999 against the Company in California based on an Arbitration Award. Hooper domesticated the judgment in Broward County on October 22, 1999.

         On October 29, 1999, the Company filed a suit against Mr. Hooper in the Federal Litigation claiming that Mr. Hooper perpetrated a fraud on the Company by making fraudulent representations to the Company in connection with the acquisition of certain assets of the co-defendants Pharma Patch, PLC and PP Holdings, LTD. Mr. Hooper has filed a motion to dismiss for lack of personal jurisdiction, which is now pending before the court.

         The Company brought suit in the State Litigation to stay enforcement of the judgment; the Company obtaining a surety bond from Amwest Surety Insurance Co. in the sum of $216,548 secured by a cash backed letter of credit of Suntrust Bank No. SFL/F070704 in the sum of $144,400 ("Hooper LC").

         Thereafter, Hooper sought an increase in the bond and on May 2, 2001 an agreed order was entered in the State Litigation requiring the Company to increase the bond or pay cash into the Circuit Court Registry of Broward County. On May 22, 2001, the Company paid the sum of $24,103.98 to the Court Registry.

         On June 6, 2001, Amwest drew down $63,252.44 from the Hooper LC based on TCPI's failure to make payment under a certain Promissory Note previously made to Amwest. The cash balance securing the Hooper LC was reduced to $82,510.44 by Amwest's draw down.

         Current Status: The case has been stayed due to the filing of a Suggestion of Bankruptcy. Further, on June 25, 2001, the Company received a notice of Cancellation of All Policies from Amwest Surety Insurance Company, as of July 6, 2001. The Notice was issued pursuant to a Liquidation Order issued by the District Court of Lancaster County, Nebraska, Case No. CI 01-2102.

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

         Technical Chemicals & Products, Inc. and Jack Aronowitz v. Home Diagnostics, Inc., United States District Court for the Southern District of Florida - Case No. 93-CIV-6999-DAVIS. In November 1993, the Company and Aronowitz filed suit against Home Diagnostics, Inc. ("HDI"), for patent infringement, among other claims. The patents-in-suit are U.S. Patent Nos. 4,744,192 (the "'192 Patent") and 4,877,580 (the "'580 Patent").

         Background: On September 3, 1996, the court entered judgment against the Company and Mr. Aronowitz after a bench trial that was held in September 1995. On April 9, 1998, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the lower court's decision and remanded the case to the district court for further proceedings, including a determination of whether Mr. Aronowitz owned the patents-in-suit at the time the Company commenced the action and whether HDI infringed the '192 Patent. The appellate court found infringement of the '580 Patent and remanded to the district court for a determination whether the '580 Patent was within the scope of certain licensing agreements between TechniMed Corporation, a prior assignee of the patents-in-suit, and HDI.

         On remand, the district court denied a request by the Company and Mr. Aronowitz to reopen the trial record and directed the parties to submit, based on the existing record, proposed findings of fact and conclusions of law on the issues that were remanded. The parties' submitted proposed findings of fact and conclusions of law, and on March 20, 2000, the court heard argument by the parties' counsel on certain issues on remand. On May 1, 2000, the court issued certain findings of fact and conclusions of law, finding that (i) Mr. Aronowitz owned the patents-in-suit at the time the suit was commenced, and (ii) HDI did not infringe the '192 patent.

         Current Status: The Company is awaiting a ruling on the remaining issues on remand, in particular, those relating to the '580 patent. However, the case has been stayed due to the filing of a Suggestion of Bankruptcy.

         Technical Chemicals & Products, Inc. and Jack Aronowitz v. Home Diagnostics, Inc. v. Home Diagnostics, Inc., Circuit Court, 17th Judicial Circuit, Broward County, Case No. 96-16225 (07); Fourth District Court of Appeals, Florida, Case No. 4D00-3065.

         Current Status: On July 5, 2001, the 4th DCA reversed the trial Court's dismissal for failure to prosecute the Plaintiff's breach of a patent license agreement claim and remanded the case for further proceedings. See 2001 WL 747294 (Fla. App 4Dist, 2001). The Defendant has moved for reconsideration by the Fourth District Court of Appeals. The case has been stayed due to the filing of a Suggestion of Bankruptcy.

         Portchester Holdings, Inc. v. John H. Faro, P.A. and John H. Faro, Circuit Court for the 15th Judicial Circuit, Palm Beach County, Florida, Case No. 91-04586-AN. TCPI is an assignee of a Judgment against John H. Faro, a former patent attorney with whom the Company is in litigation (See case 16 below). The judgment was entered on May 16, 1994 in the sum of $192,000 plus interest at the rate of 12% per annum

         Current Status: TCPI filed a motion for writ of garnishment on Faro's insurer. Faro sought to dissolve the writ. The writ was served when Faro sought to obtain a loan from Mass Mutual on a certain life insurance policy in the sum of $100,000. Mass Mutual issued its check to Faro, and upon service of the Writ, stopped payment on the check.

         On May 2, 2001, the 4th DCA, Fla. affirmed the Circuit Court's decision holding that under Florida law the cash surrender value of a judgment debtor's life insurance policies was statutorily exempt from garnishment under F.S.A.ss.222.14. Technical Chemicals and Products v. Portchester Holdings, Inc., John H. Faro, P.A., et. al. 785 So.2d 636 (Fla. App 4Dist, 2001).

         The funds, which were subject to the writ of garnishment, continue to be held by Mass Mutual and Faro continues to demand payment of the aforesaid sums.

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

         John H. Faro v. Portchester Holdings, Inc., Fourth District Court of Appeals, Florida, Case No. 4D00-3219

         Current Status: This appeal involved a writ of garnishment served upon Barnett Bank pursuant to the judgment against Faro. The trial court denied Faro's Motion to Dissolve the Writ of Garnishment. Pursuant to the Order denying Faro's Motion to Dissolve Writ of Garnishment, TCPI was awarded the sum of $15,904.17 (includes the sum of $4,750.40 previously awarded in the 4th DCA case No. 4D00-2798 affirming another garnishment against Faro). Oral Argument was held on June 22, 2001. The Fourth District Court of Appeals has not yet entered a decision.

         John H. Faro v. Portchester Holdings, Inc., Fourth District Court of Appeals, Florida, Case No. 4D00-3259

         Current Status: This appeal involved a writ of garnishment served upon American Express Travel Related Services, Ltd. for issued, but not cashed, traveler's checks. The trial judge denied Faro's Motion to Dissolve a Writ of Garnishment served upon AMEX. The Fourth District Court of Appeals affirmed the trial court's decision. TCPI was awarded the sum of $50,000.00.

         Technical Chemicals and Products, Inc. v. Henry Schur, Analyte Diagnostics, Inc. Simplex Medical Systems, Inc., John Faro and Maxine Burtman, Trustee, Circuit Court, 17th Judicial Circuit, Broward County, case No. 96-9079
(21). The case has settled against all defendants except Mr. Faro and the Trustee. The claims are for legal malpractice, breach of fiduciary duty, constructive fraud, declaratory judgment, rescission and fraudulent transfer. In addition to seeking damages against Faro, the Company is also seeking to rescind a stock option granted to Faro and to recover 40,000 shares of TCPI Stock held by the Defendant Trustee as a result of a prior exercise of a stock option by Faro.

         Current Status: Case has been consolidated with the Maxine Burtman, trustee case reported below and noticed for trial. No trial date has been set. Further, Defendant Faro has moved to dismiss case for failure to prosecute.

         Maxine Burtman, as Trustee v. Technical Chemicals and Products, Inc., Jack L. Aronowitz, Brian Foremny and Holland & Knight, LLP, Circuit Court, 17th Judicial Circuit, Broward County, Florida, Case No. 97-14698 (04).

         Background: Plaintiff seeks damages for the decline in value of the underlying stock which is involved in the stock option granted Faro as reported in case 16, above.

         Current Status: Case has been consolidated as reported above.

         Sunshine State Messenger Service, Inc. v. Technical Chemicals & Products, Inc. and Jack L. Aronowitz, Circuit Court, 17th Judicial Circuit, Broward County, Florida, case No. 00-012491 (11)

         Current Status: The action was commenced on July 31, 2000 with an Amended Complaint being served on October 5, 2000. The litigation involves a former warehouse lease; rental for the entire lease term was paid in the Company's stock on the commencement date of the Lease, June 3, 1996. The lease terminated in accordance with its term on June 3, 1999. The Plaintiff claims that since the value of TCPI stock had declined from the June 3, 1996 value, TCPI has guaranteed that value and, therefore, Plaintiff has been damaged. The case has been stayed due to the filing of a Suggestion of Bankruptcy.

         Technical Chemicals and Products, Inc. v. Gregory Candelmo, Circuit Court, 17th Judicial Circuit, Broward County, Case No. 99-011805 (12).

         Suit filed against former employee on negotiable promissory notes in the total amount of $56,375. Counterclaim asserted based on several theories including fraud in the inducement. Case is pending.

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

5.       LEGAL PROCEEDINGS (Continued)

         Cedar Chemical Corporation v. TCPI, Inc., f/k/a Technical Chemicals & Products, Inc., General Sessions Court, Shelby County, Tennessee, Case No. 854610.

         Case commenced on or about June 6, 2001. Seeks judgment in the sum of $5,250, the balance allegedly due on the purchase price of $105,000 for the sale of 10,500 kilograms of Tromethanine. An Answer was due on July 26, 2001. The case has been stayed due to the filing of a Suggestion of Bankruptcy.

         Unilever European Patent Litigation. In 1994, TCPI and six other parties initiated an opposition action in the European Patent Office in Munich, Germany, against European Patent No. 291,194 (the "European Patent"), presently owned by Unilever N.V. In European Opposition Case No. T0681/98, the Company and the other parties opposed the patent in its entirety on the grounds that it lacked novelty and inventiveness.

         Background: In March 1998, the European Patent Office Opposition Board found in favor of Unilever, and TCPI and five of the other parties filed an appeal. Upon appeal, held on January 26-27, 2000, the Opposition Board maintained the European Patent, as amended. However, this ruling is subject to adaptation of the specifications contained in the amended patent and approval by the Opposition Board. Unilever is presently awaiting invitation from the Opposition Board to submit its proposed adaptations to the specification of the European Patent, after which TCPI and the other parties intend to vigorously contest such action.

         On January 26, 2000, the Company, Roche Diagnostics GmbH, a German company, Roche Diagnostics S.p.A., an Italian company, and Hestia Pharma GmbH, a German distributor wholly-owned by Roche Diagnostics, filed a declaratory judgment action relating to Italy and Germany in the District Court of Torino, Italy. The Company asked the court to find that (1) the European Patent granted to Unilever is invalid, and (2) the EVATEST(R) product manufactured, distributed and sold by TCPI and the other plaintiffs do not infringe the European Patent (the "Italian Action"). TCPI markets the EVATEST(R) test devices.

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

         On April 20, 2000, Unilever filed a patent infringement action in the Administrative Court of Munich, Germany against TCPI and Roche Diagnostics GmbH alleging infringement of the patent involved in the Italian Action and European Patent Application No. 93108764.7. In this action, Unilever has asked that TCPI and Roche Diagnostics GmbH refrain from offering, having offered, commercializing, having commercialized, using, having used, importing, having imported or possessing analytical test devices that fall under the claims of Unilever's patent and patent application. Proceedings are gong forward. TCPI filed its answer on July 20, 2001 responding to Unilever's unsubstantiated brief.

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

         Proposal #2 of the Proxy Statement is for adoption of proposed Amended and Restated Articles of Incorporation in order to increase the total number of all classes of the Company's capital stock to 275,000,000 shares from 125,000,000; 250,000,000 shares shall have a par value of $.001 and shall be designated Common Stock and 25,000,000 shares shall have a par value of $.001 and shall be designated Preferred Stock. Proposal #3 is for adoption of proposed Amended and Restated Articles of Incorporation to reduce from 60% of the issued and outstanding shares to a majority of the votes cast as the amount of shares required to amend, alter, change or repeal any provision of the Amended and Restated Articles of Incorporation.

         The Company continues to solicit additional proxies to obtain a sufficient vote to pass Proposals #2 and #3. No assurance can be given that by the adjournment date for this Annual Meeting, sufficient shares will be voted in favor of Proposal #2 to pass such Proposal nor can any assurance be given that TCPI will be able to fund its operations from today, the immediate future in an effort or through the adjourned date for resumption of the Annual Meeting. As disclosed in the Company's Definitive Proxy Statement on Form 14-A, TCPI will be unable to adequately fund its operations without approval of Proposal #2. Without approval of Proposal #2, the Company will not have a sufficient amount of common stock to potentially access any capital sources to immediately fund present operations. The failure to access or utilize such capital sources in the near future will likely put TCPI's operations in grave jeopardy.

         As disclosed in the Company's Annual Report on Form 10-K for the period ending December 31, 2000, the Company has experienced sustained significant operating losses in 2000 and 1999 that have resulted in substantial consumption of the Company's cash reserves. In addition, the Company expects to continue to incur losses and have negative cash flow for the immediate future. The Company is reducing or delaying expenses, reducing or discontinuing some of its operations, seeking accommodations from its creditors and seeking a purchaser of the Company or all or some of its assets. The Company is engaged in discussions with certain persons in an effort to address its liquidity concerns. Such discussions involve the sale and/or licensing of some or all of the Company's assets. There can be no assurance that the Company will be immediately successful in any of such efforts. On July 3, 2001, we filed a voluntary petition under Chapter 11 of the US Bankruptcy Code in the US District Court, Southern District of Florida, Fort Lauderdale Division Case No. 01-24937-BKC-RBR.

         On April 9, 2001, we reached an agreement with Roche Diagnostics GmbH to acquire the European distribution channels, certain trademarks and business assets related to the EVATEST(R) (pregnancy), EVAPLAN(R) (ovulation) and other similar trademarked over-the-counter (OTC) family planning products currently marketed by Roche Diagnostics. Since 1992, we continue to be the exclusive supplier of these OTC family planning products that are distributed on a worldwide basis. We will acquire the European business assets for an undisclosed amount that includes the down payment previously paid to Roche Diagnostics and an additional fixed amount to be funded from a percentage of future sales. Subsequent to the filing of our voluntary petition under Chapter 11 of the US Bankruptcy Code, Roche Diagnostics advised us that it considered the acquisition of the European business assets terminated. We disagree. We were also seeking to acquire the related business assets in South America, but were unable to secure funding to complete that portion of the acquisition. Roche Diagnostics has decided to continue to operate this business in Argentina and Uruguay. We will continue to supply Roche Diagnostics with our family planning products for their distribution in Latin America. See "Note 5. LEGAL PROCEEDINGS, Unilever European Patent Litigation, above

TCPI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

6.       OTHER INFORMATION

         On May 7, 2001 with supplements dated July 30, 2001 and August 8, 2001, the Company filed a claim with one of its insurance carriers for a loss of approximately $636,847 for the years 1996-2000; $104,417, $161,134, $151,000,
$139,150 and $81,146, respectively. The loss is attributable to overpayments and advances made under a license agreement. The current insurance policy has a $500,000 limit of liability and a $10,000 deductible. Under a previous insurance policy in effect from November 5, 1996 to November 5, 1998, the policy applicable to the claim has a $100,000 limit of liability and a $10,000 deductible. No assurance can be given that the insurance carrier will pay TCPI for the loss incurred to the extent that the applicable insurance policies cover the loss.

7.       SUBSEQUENT EVENTS

         On July 3, 2001, we filed a voluntary petition under Chapter 11 of the US Bankruptcy Code in the United States District Court, Southern District of Florida, Fort Lauderdale Division, Case No. 01-24937-BKC-RBR.

         On July 30, 2001, we received a warning letter from the United States Department of Health and Human Services, Food and Drug Administration ("FDA") with respect to the manner in which we comply with the Quality System Regulation for medical devices. We have been in contact with the FDA and are preparing our response to the aforementioned letter.


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

         The Company markets in the United States and internationally medical diagnostic testing products that utilize membrane-based technology. Diagnostic products sold in the U.S. have received 510(k) marketing clearance from the United States Food and Drug Administration. The balance of the Company's diagnostic products are from time-to-time in various stages of development, clinical and regulatory review in the U.S. and overseas, or intended for export outside the U.S. TCPI presently holds 26 U.S. and foreign patents, and has 61 domestic and foreign patent applications pending.

         The Company currently markets various medical diagnostic products. These products utilize rapid testing procedures to detect and/or quantify substances in urine or blood. TCPI's diagnostic portfolio presently includes testing and screening products for:

-    Family planning (pregnancy detection and ovulation timing); and
- Cholesterol monitoring, screening for diabetes, detection of urinary tract infection and detection of kidney and bladder disease.

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

         In the OEM sector, a significant portion of the Company's family planning products for pregnancy and fertility are currently marketed by Roche Diagnostics GmbH ("Roche") for international distribution under their trademarks. On April 9, 2001, we reached an agreement with Roche Diagnostics GmbH to acquire the European distribution channels, certain trademarks and business assets related to the EVATEST(R) (pregnancy), EVAPLAN(R) (ovulation) and other similar trademarked over-the-counter (OTC) family planning products currently marketed by Roche Diagnostics. Since 1992, we continue to be the exclusive supplier of these OTC family planning products that are distributed on a worldwide basis. We will acquire the European business assets for an undisclosed amount that includes the down payment previously paid to Roche Diagnostics and an additional fixed amount to be funded from a percentage of future sales. We were also seeking to acquire the related business assets in South America, but were unable to secure funding to complete that portion of the acquisition. Roche Diagnostics has decided to continue to operate this business in Argentina and Uruguay. We will continue to supply Roche Diagnostics with our family planning products for their distribution in Latin America. Subsequent to our filing of a voluntary petition under Chapter 11 of the US Bankruptcy Code, Roche Diagnostics advised us that it considered the acquisition of the European business assets terminated. We disagree.

         Effective August 1, 2000, new European distributors have taken over marketing efforts of these products in Germany and Italy that have resulted in continuity of orders for product to properly stock pharmacies and provide local inventory.

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

FORWARD LOOKING STATEMENTS

         Information in this Form 10-Q, including any information incorporated by reference herein, includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Our actual results may differ significantly from the results discussed in such forward-looking statements.

         Statements regarding development and FDA clearance of future products, future prospects, business plans and strategies, responding to the FDA Warning Letter, future revenues and revenue sources, the resolution of pending litigation, future liquidity and capital resources, healthcare market directions, future acceptance of our products, possible recommendations of healthcare professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, the possibility and timing of additional equity investments, mergers, acquisitions or other strategic transactions, as well as other statements contained in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, and similar statements are forward-looking statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS (continued)

These statements are based upon assumptions and analyses made by us in light of current conditions, future developments and other factors we believe are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to: our ability to emerge from bankruptcy proceedings as a going concern and the effect of such bankruptcy proceedings on current operations; conversion of the Chapter 11 Bankruptcy proceedings to a Chapter 7; delays in product development; risks associated with our ability to successfully develop and market new products on a profitable basis or at all; our ability to finance and complete the acquisition of certain assets of Roche Diagnostics GmbH, availability of labor and sufficient parts and materials to complete the design, construction and manufacturing scale-up of required equipment; ability to complete the design, construction and manufacturing scale-up on a timely basis within budget parameters; receipt of any required regulatory approvals for manufacturing equipment or related facilities; future advances in technologies and medicine; the uncertainties of healthcare reform; risks related to the early stage of our existence and our products' development; our ability to execute our business plans; engineering development; lead time for delivery of equipment; our dependence on outside parties such as our key customers, suppliers, licensing and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and effects of changes in regulation (including risks associated with obtaining requisite FDA and other governmental approvals for our products including satisfactory response to the FDA Warning Letter); our limited experience in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with domestic and international growth and expansion; risks associated with international operations (including risk associated with international economies, currencies and business conditions); risks associated with obtaining and maintaining patents and other protections of intellectual property; risks associated with uncertainty of litigation and appeals, and the payment of judgments not reversed on appeal or otherwise; our limited cash reserves and sources of liquidity, including the satisfaction of terms and conditions relating to funding, and timing and receipt of proceeds from any funding; uncertainties regarding timing and effectiveness of registration statements; uncertainties in availability of expansion capital in the future and other risks associated with capital markets, including funding of ongoing operations, risks associated with our ability to negotiate and obtain additional financing, equity investments or strategic transactions on favorable terms or at all, as well as those listed in our other press releases and in our other filings with the Securities and Exchange Commission. We may determine to discontinue or delay the development of any or all of our products under development at any time. Moreover, we may not be able to successfully develop and market new products, complete planned acquisitions, enter into strategic alliances or implement any or all of our operating strategy unless we are able to generate additional liquidity and working capital. For a complete description of our business, products and liquidity, see our Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

         For the three and six-month periods ended June 30, 2001, our operations experienced higher product sales and lower losses than in the comparable periods of the prior year. For the three month period ended June 30, 2001, our net sales increased by 45% while our net loss attributable to common stockholders was reduced by 33%. This marks five consecutive quarters in which our losses have been reduced from the prior year's comparable quarter, reversing a trend of five consecutive years of increasing losses. For the six months ended June 30, 2001, our net loss attributable to common stockholders was $2,636,000 and represented a 44% improvement over the same period of the prior year.

         Net Sales. Our net sales for the second quarter of 2001 rose by 45% to $1.6 million as compared to net sales of $1.1 million reported in the second quarter a year earlier. This increase reflected sales of our patented SR-38(TM) skin permeation enhancer to LVMH-Moet Hennessy Louis Vuitton, Inc. Domestic retail distribution of our private label home testing products generated a 4% increase when compared to the same period of a year ago. These increases more than offset a 66% decline in sales of our OEM family planning (pregnancy and ovulation) tests through international distribution channels which was caused primarily by lower demand in Argentina.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

         Gross Profit. Our gross profit from net sales for the second quarter of 2001 increased by 34% to $686,000 as compared to $511,000 in the same period of 2000. Gross profit, expressed as a percent of net sales, for the second quarter of 2001 and 2000 was 42% and 45%, respectively. The decline was due to operational inefficiencies caused by the decline in the volume of pregnancy tests.

         Operating Expenses. Our total operating expenses for the second quarter of 2001 decreased by 20% to $2.0 million from $2.5 million in the prior year quarter. The mix of selling, general and administrative; litigation; and research and development expenses are as follows:

- Selling, general and administrative (SG&A) expenses declined 7% in the second quarter of 2001 to $1.4 million from SG&A expenses of $1.5 million incurred in the second quarter of 2000.

- Litigation expenses in the second quarter of 2001 decreased by 74% to $107,000 as compared to $405,000 incurred in the same quarter a year earlier. This decrease in litigation expense reflects our continuing attempts to bring closure to the myriad suits that the Company faces.

- Research and development expenses declined 34% from those of the previous year's June quarter as the result of discretionary cuts in activity.

         Net Loss. Our net loss attributable to common stockholders declined by 34% to $1.4 million in the second quarter of 2001 from a net loss attributable to common stockholders of $2.1 million in the second quarter of 2000. This improvement was due to a 45% increase in net sales and a 20% decline in operating expenses. For the six months ended June 30, 2001, our net loss was $2,636,000 as compared to $4,729,000 for the same six months a year ago. Of these losses, non-cash expenses were $1,116,000 for the first six months of 2001 and $869,000 for the first six months of 2000. Net of non-cash expenses, we have stemmed our losses to $1,520,000 for the first six months of 2001 from last year's loss net of non-cash expenses of $3,860,000. This marks a reduction in losses on a cash basis of 61% for the first half of 2001 as compared to the comparable period of a year ago.

FINANCIAL CONDITION

         We had cash and cash equivalents of $87,000 at June 30, 2001, as compared to cash and cash equivalents of $481,000 at December 31, 2000. We had total current assets of $3.4 million and total current liabilities of $5.3 million at June 30, 2001. Total common stockholders' equity was $13.9 million at June 30, 2001. This compares to total current assets of $4.0 million and total current liabilities of $4.8 million at December 31, 2000 as well as total common stockholders' equity of $13.7 million at December 31, 2000.

         At June 30, 2001 our total current liabilities exceeded our total current assets resulting in a working capital deficiency of $1,909,000. This compares to a working capital deficiency of $876,000 at December 31, 2000. We continue to use our cash to fund operations. We require working capital to meet our immediate needs. Our financing activities in conjunction with our cost reduction measures have not been sufficiently successful to meet our cash needs.

         On July 3, 2001, we filed a voluntary petition under Chapter 11 of the US Bankruptcy Code.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced sustained significant annual operating losses from 1996 through 2000 that have resulted in the consumption of our cash reserves. In addition, we expect to continue to incur losses and have negative cash flow for the immediate future. We are reducing or delaying expenses, reducing or discontinuing some of its operations, seeking accommodations from our creditors and seeking a purchaser of the Company or of all or some of its assets. We are engaged in discussions with certain persons in an effort to address its liquidity concerns. Such discussions involve the sale and/or licensing of some or all of our assets. There can be no assurance that we will be immediately successful in any of such efforts, if at all. On July 3, 2001, we filed a voluntary petition under Chapter 11 of the US Bankruptcy Code.

         Net cash used in operating activities was reduced to $741,000 in the six months ended June 30, 2001 as compared to approximately $2,191,000, or triple that amount, in the same period a year earlier. This difference is primarily due to a substantial reduction in our net loss for the first six months of 2001 to $2.6 million from a net loss of $4.6 million for the first six months of 2000. Other significant factors were a decrease in inventory of $564,000 in the current first half year from an increase of $425,000 in the prior year's first half. Partially offsetting these improvements in cash flow was a smaller increase in accounts payable and accrued expenses of $430,000 as compared to that of $1,883,000 in the first six months of 2001.

         A year ago, in the six-month period ended June 30, proceeds from the sale of investments produced $2,563,000 in cash. No such investments were available to us during the same period of this year, nor are presently available to us.

         Financing activities in the six months of 2001 generated $388,000 in net cash from proceeds of stock puts and stock options exercised. This compares to $5,000 of net cash generated in the same six-month period a year ago from the exercise of stock options.

         While our net loss for the year ended December 31, 2000 and first half of 2001 has been reduced from the net loss in the corresponding prior year periods, we have sustained significant operating losses over the past several years that have resulted in the consumption of our cash reserves. We dedicate a majority of our research, development and engineering activities to the development of new products. As a result, we are not generating sufficient revenue from the sales of our existing products to cover the expenses associated with the development of new products. In addition, we expect to continue to incur losses and have negative cash flow for the immediate future. Based on our current rate of losses and cash flow, we will not be able to continue our operations unless we secure additional financing and reduce our operating losses by reducing expenses and/or increasing sales of our products, or sell assets. We cannot assure you that the sales of certain of our products under development will ever commence or that we will generate significant revenues or achieve profitability.

         We have entered into investment agreements with Swartz Private Equity, LLC ("Swartz") for the purchase of up to $25 million in common stock under a private equity line and also entered into an agreement through the May Davis Group ("MDG") with GMF Holdings, Inc. ("GMF") for the purchase of up to $10 million of our convertible debentures and have achieved effective registration with the Securities and Exchange Commission. These transactions are subject to certain terms and market conditions related to trading price and volume as well as other contingencies, including the availability of sufficient authorized and unissued common stock. However, the dilutive effect of prior funding transactions has nearly exhausted our present number of authorized shares of common stock and placed us in a position of being unable to proceed with funding opportunities to provide working capital necessary to implement our business plan. In order for us to proceed in raising additional capital, our Board of Directors has unanimously adopted, subject to shareholder approval, a proposal to amend our Amended and Restated Articles of Incorporation and in doing so increasing the number of authorized common shares to 250,000,000 ("Charter Amendment"). For a discussion of the Annual Meeting, its adjournment and the adverse effect that not having obtained sufficient votes to pass and the Charter Amendment has on Company's liquidity, see "Other Information," Part I, ITEM 6 above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

         Our short-term ability to meet our liquidity requirements and to continue operations has been significantly impaired by the failure of our stockholders to authorize additional shares of common stock. As reported above, we are operating pursuant to the US bankruptcy laws. We are selling some or all of our technologies, terminating completely our research and development activities and reducing our operations.

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

       Our immediate working capital and capital expenditure requirements may vary materially from those now planned depending on numerous factors, including:

1. Further reducing or discontinuing some or all of our operations, seeking accommodations from our creditors, seeking a purchaser of the Company or all or some of its assets, and/or successfully emerging from the current bankruptcy proceeding as a going concern.

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

FORWARD LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Specifically, this Form 10-Q and any documents incorporated into this Form 10-Q contain forward-looking statements regarding:

-        emerging as a going concern from the current bankruptcy proceedings;
         seeking further accommodations from our creditors; and/or seeking a purchaser or purchasers of some or all of our assets.

- uncertainties in immediate availability of funding of ongoing operations, risks associated with our ability to negotiate and obtain immediate additional financing, equity investments or strategic transactions on favorable terms or at all; the failure to immediately generate additional liquidity and working capital which may result in the further reducing or delaying of expenses, reducing or discontinuing some or all of our operations;

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

-        patents obtained by others that may adversely affect us; and

- the results of litigation pending against us, enforcement of judgments, the ability to obtain bonds to prevent enforcement of judgments, and the costs of defending ourselves and prosecuting claims against others in such litigation.

         We wish to caution readers that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors and other matters contained in this document generally. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document.

         Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to: our limited cash and sources of liquidity, including the satisfaction of terms and conditions relating to funding, including the availability of sufficient authorized common stock to access financial facilities now in place or in the future, the effect of the Federal Bankruptcy Act or our ability to continue operations, limited cash and sources of liquidity ability to obtain stockholder approval to adopt Amended and Restated Articles of Incorporation in order to increase the total number of all classes of our capital stock authorized to be issued, and timing and receipt of proceeds from any funding; uncertainties regarding timing and effectiveness of registration statements; delays in product development; risks associated with our ability to successfully develop and market new products on a profitable basis or at all; availability of labor and sufficient parts and materials; risks related to the early stage of our existence and its products' development; our ability to execute its business plans; our dependence on outside parties such as its key customers, suppliers, licensing and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation including satisfactory response to the FDA's warning letter received on July 30, 2001 and effects of changes in regulation (including risks associated with obtaining requisite FDA and other governmental approvals for our products); the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with international operations (including risk associated with international economies, currencies and business conditions); risks associated with obtaining and maintaining patents and other protections of intellectual property; risks associated with uncertainty of litigation and appeals, and the payment or enforcement of judgments; and the influence, if any, a delay in developing our products may have on such funding of operations and for obtaining additional financing, equity investments or strategic transactions, as well as those listed in our other press releases and in our other filings with the Securities and Exchange Commission. We may determine to discontinue or delay the development of any or all of our products under development at any time. Moreover, we may not be able to successfully develop and market new products, complete planned acquisitions, enter into strategic alliances or implement any or all of our operating strategy unless we are able to generate additional liquidity and working capital. For a complete description of our business, products and liquidity, see our Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         At June 30, 2000, we had only cash and cash equivalents and no investments. However, as of June 30, 2001, $363,053 of our 6% convertible debentures issued to investors were outstanding. Such debentures are convertible into common shares based on the market price of our common shares at the time of conversion. As a result, a 10% decrease in the market price of our common shares would increase the number of shares issuable upon conversion by approximately 11%. Conversely, an increase in the market price of our common shares of 10% would decrease the shares issuable by approximately 9%.

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

We are subject to claims and suits arising in the ordinary course of business. At this time, except as otherwise indicated, it is not possible to estimate the final outcome of these legal matters or the ultimate loss or gain except as otherwise stated, if any, related to these lawsuits, or if any such loss will have a material adverse effect on our results of operations or financial position, except as otherwise stated. For the second quarter and six-month periods ended June 30, 2001, such litigation expenses decreased from the comparable periods of the prior year by 74% and 83%, respectively. Litigation expenses decreased by 13% for the year ended December 31, 2000 from the prior year. Despite this improvement, we have incurred significant litigation expenses that have resulted in a substantial consumption of our cash reserves.

         Jack L. Aronowitz v. TCPI, Inc., f/k/a Technical Chemicals & Products, Inc., a Florida Corporation, Elliott Block, Noel Buterbaugh, Martin Gurkin, Clayton L. Rautbord, Stanley M. Reimer, and Jay E. Eckhaus, the Circuit Court of the 17th Judicial Circuit, Broward County, Florida, Case No. 00017365-18. On October 19, 2000, the Company was served with a Summons and Complaint in an action commenced by Mr. Aronowitz. The named defendants are the Company, its directors, the Chief Executive Officer and the Company's General Counsel. Mr. Aronowitz is seeking unspecified damages.

         The 13 counts in Aronowitz' Complaint are (1) rescission of a Cancellation and Exclusive License Agreement dated January 31, 1996 ("License Agreement"), (2) breach of contract with respect to a Letter of Intent, (3) anticipatory breach of contract with respect to the License Agreement and a previous license agreement, (4) breach of the duty of good faith and fair dealing, which Mr. Aronowitz claims is owed to him with respect to the Letter of Intent and the License Agreement (5) alleged fraud in the inducement in the signing by Mr. Aronowitz of the Letter of Intent and License Agreement, (6) fraud in the inducement against the individual directors and officer defendants as in count 5, (7) promissory estoppel against the Company, (8) promissory estoppel against the individual directors and officer defendants, (9) unjust enrichment against the Company, (10) tortious interference with contract against the individual directors and officer defendants, (11) breach of fiduciary duty against the individual directors and officer defendants, (12) Florida Racketeer Influenced and Corrupt Organizations Act count against the individual directors and officer defendants and (13) common law conspiracy against the individual directors and officer defendants.

         Current Status: Defendants have made motions to dismiss and have responded to discovery requests. The case has been stayed due to the filing of a Suggestion of Bankruptcy.

         Background: On September 12, 2000, the Board of Directors of the Company voted to terminate the employment of Jack L. Aronowitz pursuant to the termination without cause provision of Mr. Aronowitz' Employment Agreement dated September 27, 1996 ("Employment Agreement"). Simultaneously, the Board voted to remove Mr. Aronowitz as Chairman, President and Chief Technical Officer of the Company. Mr. Aronowitz resigned as a Director of the Company on December 19, 2000.

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

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

         Subsequent to the execution of the Letter of Intent, Mr. Aronowitz made certain demands on the Company that were beyond the scope of the Letter of Intent; including a demand that payments be made to him related to the Company's noninvasive TD Glucose(TM) Monitoring System and other technology. The Company rejected Mr. Aronowitz' demand.

         TCPI, Inc., v. Jack L. Aronowitz, Circuit Court 17th Judicial Circuit in and for Broward County, Florida, Case No. 01003764-04. On March 1, 2001, the Company filed an action against Mr. Aronowitz, individually, in the Circuit Court on Mr. Aronowitz' personal obligation guaranteeing a certain Negotiable Promissory Note, the maker of which is a family limited partnership controlled by Mr. Aronowitz. The case has been stayed due to the filing of a Suggestion of Bankruptcy. Current balance due company as of June 30, 2001 is $618,197.92.

         TCPI, Inc. v. Aronowitz Delaware 2 Family Limited Partnership, a Delaware limited partnership Superior Court of the State of Delaware in and for New Castle County, Case No. CA 00012-131. On December 15, 2000, the Company commenced an action against the successor to the maker of a negotiable promissory note dated August 28, 1998 in the amount $750,000. Mr. Aronowitz is a limited partner in the defendant family partnership and the guarantor of the note. On agreement of counsel, the case was dismissed without prejudice on jurisdictional grounds. According to the Court Order, the case must be re-filed in Florida no later than August 24, 2001

         TCPI, Inc. v. Jack L. Aronowitz, United States District Court Southern District of Florida, Case No. - 01-6090-Dimitrouleas. On January 24, 2001 the Company filed a claim for full contribution and declaratory judgment against Jack L. Aronowitz. This action seeks to hold Mr. Aronowitz fully liable for the judgment and subsequent settlement entered into by TCPI with the EPA in the amount of approximately $650,000 as described below. The Company is also seeking an order from the court of the Company's nonliability to Mr. Aronowitz for contribution or indemnity. The Company asserts that Mr. Aronowitz is 100% responsible for this judgment as it was his conduct prior to the incorporation of TCPI in January of 1992 that resulted in the judgment against the Company and Mr. Aronowitz. Defendant's Motion to Dismiss was denied on May 31, 2001.

Current Status: On July 13, 2001, the Court entered an Order based on TCPI's Suggestion of Bankruptcy, staying the action and requiring that TCPI submit a status report to the Court every sixty (60) days.

         TCPI, Inc. v. Aronowitz Delaware 1 Family L.P., a Delaware Limited Partnership, and Aronowitz Management First, L.L.C., a Delaware Limited Liability Corporation, as General Partner of Aronowitz Delaware 1 Family L.P., United States District Court, Southern District of Florida, Case No. -007675-CIV-Highsmith. The action included the Company's claims (1) for a declaratory judgment that the Licensor (i.e. Aronowitz Delaware 1 Family L.P.) has no right, title or interest, in and to the technology of the Company's TD Glucose Monitoring System and that the Licensor has no rights to receive royalty payments on the sale or license by the Company of such technology, and (2) that the License Agreement terminates on the expiration dates of each of the licensed patents. On May 4, 2001, an order of dismissal for lack of subject matter jurisdiction was entered.

         United States of America v. Jack L. Aronowitz and Technical Chemicals & Products, Inc., United States District Court, Southern District of Florida, Case No. 98-6201-CIV-Dimitrouleas. On January 31, 2000, the United States District Court for the Southern District of Florida entered a judgment against TCPI and Jack L. Aronowitz, in connection with a lawsuit brought by the United States of America on behalf of the Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1983, relating to the clean-up of a facility that during 1985 through 1992 contained alleged hazardous substances. The Company occupied this facility during part of 1992. The judgment holds the defendants, jointly and severally, liable for $401,177, representing their share of site clean-up costs, plus post-judgment interest as allowed by law. On October 6, 2000, TCPI reached a settlement with the United States in the amount of $650,000 payable over a 21-month period beginning in October 2000 with the first payment due within 30 days of execution of the formal settlement agreement and quarterly payments made thereafter on the balance plus interest at the rate of 5.3% per year. Under the terms of this agreement, the Company made its first payment of $112,963 on October 13, 2000. The Company entered into a modification of Settlement Agreement with the United States whereby the second quarterly payment was due on April 16, 2001 with additional payments made quarterly thereafter. No payments have been made to the United States on April 16, 2001 or thereafter.

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

         Shareholder Class Action. In Re Technical Chemicals and Products, Inc., United States District Court for the Southern District of Florida - Case No. 98-7334-CIV-Dimitrouleas filed against the Company and Jack L. Aronowitz on behalf of various shareholders alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. On March 20, 2001, the Court issued a Final Order of Dismissal, dismissing with prejudice the Second Amended Complaint. The Final Order of Dismissal has been appealed.

         Background: In general, plaintiffs allege that TCPI and Mr. Aronowitz made untrue and misleading statements in the Company's public disclosure documents and in certain press releases, articles and reports relating to the development, clinical testing and viability of the Company's TD Glucose(TM) Monitoring System.

         In Re Technical Chemicals and Products, Inc., United States Court of Appeals, Eleventh Circuit, Case No. 01-12135CC. Appeal from dismissal of Second Amended Complaint by Judge Dimitrouleas, United States District Court for the Southern District of Florida - Case No. 98-7334-CIV-DIMITROULEAS.

         Current status: The case has been stayed due to the filing of a Suggestion of Bankruptcy.

         Americare Diagnostics, Inc., et al. v. Technical Chemicals and Products, Inc., et al., 97-3654-CIV-HUCK (S.D. Fla.); Joseph P. D'Angelo, et al.
v. Technical Chemicals and Products, Inc., Case No. 95-011256(09); Americare Health Scan, Inc., et al. v. Technical Chemicals and Products, Inc., et al., Case No. 99-010726 CACE 18); Technical Chemicals and Products, Inc., et al. v. Joseph P. D'Angelo, The Creative Connection et al., Case No. 99-1862-CIV-HUCK (S.D. Fla.) and Technical Chemicals and Products, Inc., et al. v. Joseph P. D'Angelo, et al., Case No. 00-12159 CACE 08.

         Background: On February 5, 2001, the above cases were settled including a patent infringement lawsuit related to the Company's noninvasive TD Glucose Monitoring System as well as all other litigation between the Company and Americare Health Scan, Inc., its subsidiaries, affiliates and Dr. Joseph P. D'Angelo. The settlement is based on a Settlement Agreement requiring the Company to make periodic payments totaling $112,000 of which the Company has paid $45,000; $35,000 on February 8, 2001 and an additional $10,000 on or about March 20, 2001.

         Current Status: Americare Health Scan, Inc. has filed a Motion to Enforce Settlement Agreement in the proceeding entitled Americare Diagnostics, Inc., et al. v. Technical Chemicals and Products, Inc., et al., 97-3654-CIV-HUCK for non-payment by the Company of the periodic settlement payments. The case has been stayed due to the filing of a Suggestion of Bankruptcy.

         Hooper Litigation. Technical Chemicals and Products, Inc. v. Pharma Patch Public Limited Liability Company, PP Holdings, Inc., Murray Watson and Gary Hooper, United States District Court, Southern District of Florida, Case No. 99-7452-CIV-MOORE ("Federal Litigation"). Technical Chemicals and Products, Inc. v. Hooper & Associates, Broward County Circuit Court for the Seventeenth Judicial Circuit, Case No. 019847 (12) ("State Litigation").

         Background: Hooper & Associates ("Hooper"), a controlled entity of Gary
R. Hooper, obtained a judgment on August 27, 1999 against the Company in California based on an Arbitration Award. Hooper domesticated the judgment in Broward County on October 22, 1999.

         On October 29, 1999, the Company filed a suit against Mr. Hooper in the Federal Litigation claiming that Mr. Hooper perpetrated a fraud on the Company by making fraudulent representations to the Company in connection with the acquisition of certain assets of the co-defendants Pharma Patch, PLC and PP Holdings, LTD. Mr. Hooper has filed a motion to dismiss for lack of personal jurisdiction, which is now pending before the court.

         The Company brought suit in the State Litigation to stay enforcement of the judgment; the Company obtaining a surety bond from Amwest Surety Insurance Co. in the sum of $216,548 secured by a cash backed letter of credit of Suntrust Bank No. SFL/F070704 in the sum of $144,400 ("Hooper LC").

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

         Thereafter, Hooper sought an increase in the bond and on May 2, 2001 an agreed order was entered in the State Litigation requiring the Company to increase the bond or pay cash into the Circuit Court Registry of Broward County. On May 22, 2001, the Company paid the sum of $24,103.98 to the Court Registry.

         On June 6, 2001, Amwest drew down $63,252.44 from the Hooper LC based on TCPI's failure to make payment under a certain Promissory Note previously made to Amwest. The cash balance securing the Hooper LC was reduced to $82,510.44 by Amwest's draw down.

         Current Status: The case has been stayed due to the filing of a Suggestion of Bankruptcy. Further, on June 25, 2001, the Company received a notice of Cancellation of All Policies from Amwest Surety Insurance Company, as of July 6, 2001. The Notice was issued pursuant to a Liquidation Order issued by the District Court of Lancaster County, Nebraska, Case No. CI 01-2102.

         Technical Chemicals & Products, Inc. and Jack Aronowitz v. Home Diagnostics, Inc., United States District Court for the Southern District of Florida - Case No. 93-CIV-6999-DAVIS. In November 1993, the Company and Aronowitz filed suit against Home Diagnostics, Inc. ("HDI"), for patent infringement, among other claims. The patents-in-suit are U.S. Patent Nos. 4,744,192 (the "'192 Patent") and 4,877,580 (the "'580 Patent").

         Background: On September 3, 1996, the court entered judgment against the Company and Mr. Aronowitz after a bench trial that was held in September 1995. On April 9, 1998, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the lower court's decision and remanded the case to the district court for further proceedings, including a determination of whether Mr. Aronowitz owned the patents-in-suit at the time the Company commenced the action and whether HDI infringed the '192 Patent. The appellate court found infringement of the '580 Patent and remanded to the district court for a determination whether the '580 Patent was within the scope of certain licensing agreements between TechniMed Corporation, a prior assignee of the patents-in-suit, and HDI.

         On remand, the district court denied a request by the Company and Mr. Aronowitz to reopen the trial record and directed the parties to submit, based on the existing record, proposed findings of fact and conclusions of law on the issues that were remanded. The parties' submitted proposed findings of fact and conclusions of law, and on March 20, 2000, the court heard argument by the parties' counsel on certain issues on remand. On May 1, 2000, the court issued certain findings of fact and conclusions of law, finding that (i) Mr. Aronowitz owned the patents-in-suit at the time the suit was commenced, and (ii) HDI did not infringe the '192 patent.

         Current Status: The Company is awaiting a ruling on the remaining issues on remand, in particular, those relating to the '580 patent. However, the case has been stayed due to the filing of a Suggestion of Bankruptcy.

         Technical Chemicals & Products, Inc. and Jack Aronowitz v. Home Diagnostics, Inc. v. Home Diagnostics, Inc., Circuit Court, 17th Judicial Circuit, Broward County, Case No. 96-16225 (07); Fourth District Court of Appeals, Florida, Case No. 4D00-3065.

         Current Status: On July 5, 2001, the 4th DCA reversed the trial Court's dismissal for failure to prosecute the Plaintiff's breach of a patent license agreement claim and remanded the case for further proceedings. See 2001 WL 747294 (Fla. App 4Dist, 2001). The Defendant has moved for reconsideration by the Fourth District Court of Appeals. The case has been stayed due to the filing of a Suggestion of Bankruptcy.

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

         Portchester Holdings, Inc. v. John H. Faro, P.A. and John H. Faro, Circuit Court for the 15th Judicial Circuit, Palm Beach County, Florida, Case No. 91-04586-AN. TCPI is an assignee of a Judgment against John H. Faro, a former patent attorney with whom the Company is in litigation (See case 16 below). The judgment was entered on May 16, 1994 in the sum of $192,000 plus interest at the rate of 12% per annum

         Current Status: TCPI filed a motion for writ of garnishment on Faro's insurer. Faro sought to dissolve the writ. The writ was served when Faro sought to obtain a loan from Mass Mutual on a certain life insurance policy in the sum of $100,000. Mass Mutual issued its check to Faro, and upon service of the Writ, stopped payment on the check.

         On May 2, 2001, the 4th DCA, Fla. affirmed the Circuit Court's decision holding that under Florida law the cash surrender value of a judgment debtor's life insurance policies was statutorily exempt from garnishment under F.S.A.ss.222.14. Technical Chemicals and Products v. Portchester Holdings, Inc., John H. Faro, P.A., et. al. 785 So.2d 636 (Fla. App 4Dist, 2001).

         The funds, which were subject to the writ of garnishment, continue to be held by Mass Mutual and Faro continues to demand payment of the aforesaid sums.

         John H. Faro v. Portchester Holdings, Inc., Fourth District Court of Appeals, Florida, Case No. 4D00-3219

         Current Status: This appeal involved a writ of garnishment served upon Barnett Bank pursuant to the judgment against Faro. The trial court denied Faro's Motion to Dissolve the Writ of Garnishment. Pursuant to the Order denying Faro's Motion to Dissolve Writ of Garnishment, TCPI was awarded the sum of $15,904.17 (includes the sum of $4,750.40 previously awarded in the 4th DCA case No. 4D00-2798 affirming another garnishment against Faro). Oral Argument was held on June 22, 2001. The Fourth District Court of Appeals has not yet entered a decision.

         John H. Faro v. Portchester Holdings, Inc., Fourth District Court of Appeals, Florida, Case No. 4D00-3259

Current Status: This appeal involved a writ of garnishment served upon American Express Travel Related Services, Ltd. for issued, but not cashed, traveler's checks. The trial judge denied Faro's Motion to Dissolve a Writ of Garnishment served upon AMEX. The Fourth District Court of Appeals affirmed the trial court's decision. TCPI was awarded the sum of $50,000.00.

         Technical Chemicals and Products, Inc. v. Henry Schur, Analyte Diagnostics, Inc. Simplex Medical Systems, Inc., John Faro and Maxine Burtman, Trustee, Circuit Court, 17th Judicial Circuit, Broward County, case No. 96-9079
(21). The case has settled against all defendants except Mr. Faro and the Trustee. The claims are for legal malpractice, breach of fiduciary duty, constructive fraud, declaratory judgment, rescission and fraudulent transfer. In addition to seeking damages against Faro, the Company is also seeking to rescind a stock option granted to Faro and to recover 40,000 shares of TCPI Stock held by the Defendant Trustee as a result of a prior exercise of a stock option by Faro.

         Current Status: Case has been consolidated with the Maxine Burtman, trustee case reported below and noticed for trial. No trial date has been set. Further, Defendant Faro has moved to dismiss case for failure to prosecute.

         Maxine Burtman, as Trustee v. Technical Chemicals and Products, Inc., Jack L. Aronowitz, Brian Foremny and Holland & Knight, LLP, Circuit Court, 17th Judicial Circuit, Broward County, Florida, Case No. 97-14698 (04).

         Background: Plaintiff seeks damages for the decline in value of the underlying stock which is involved in the stock option granted Faro as reported in case 16, above.

         Current Status: Case has been consolidated as reported above.

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

         Sunshine State Messenger Service, Inc. v. Technical Chemicals & Products, Inc. and Jack L. Aronowitz, Circuit Court, 17th Judicial Circuit, Broward County, Florida, case No. 00-012491 (11)

         Current Status: The action was commenced on July 31, 2000 with an Amended Complaint being served on October 5, 2000. The litigation involves a former warehouse lease; rental for the entire lease term was paid in the Company's stock on the commencement date of the Lease, June 3, 1996. The lease terminated in accordance with its term on June 3, 1999. The Plaintiff claims that since the value of TCPI stock had declined from the June 3, 1996 value, TCPI has guaranteed that value and, therefore, Plaintiff has been damaged. The case has been stayed due to the filing of a Suggestion of Bankruptcy.

         Technical Chemicals and Products, Inc. v. Gregory Candelmo, Circuit Court, 17th Judicial Circuit, Broward County, Case No. 99-011805 (12).

         Suit filed against former employee on negotiable promissory notes in the total amount of $56,375. Counterclaim asserted based on several theories including fraud in the inducement. Case is pending.

         Cedar Chemical Corporation v. TCPI, Inc., f/k/a Technical Chemicals & Products, Inc., General Sessions Court, Shelby County, Tennessee, Case No. 854610.

         Case commenced on or about June 6, 2001. Seeks judgment in the sum of $5,250, the balance allegedly due on the purchase price of $105,000 for the sale of 10,500 kilograms of Tromethanine. An Answer was due on July 26, 2001. The case has been stayed due to the filing of a Suggestion of Bankruptcy.

         Unilever European Patent Litigation. In 1994, TCPI and six other parties initiated an opposition action in the European Patent Office in Munich, Germany, against European Patent No. 291,194 (the "European Patent"), presently owned by Unilever N.V. In European Opposition Case No. T0681/98, the Company and the other parties opposed the patent in its entirety on the grounds that it lacked novelty and inventiveness.

         Background: In March 1998, the European Patent Office Opposition Board found in favor of Unilever, and TCPI and five of the other parties filed an appeal. Upon appeal, held on January 26-27, 2000, the Opposition Board maintained the European Patent, as amended. However, this ruling is subject to adaptation of the specifications contained in the amended patent and approval by the Opposition Board. Unilever is presently awaiting invitation from the Opposition Board to submit its proposed adaptations to the specification of the European Patent, after which TCPI and the other parties intend to vigorously contest such action.

         On January 26, 2000, the Company, Roche Diagnostics GmbH, a German company, Roche Diagnostics S.p.A., an Italian company, and Hestia Pharma GmbH, a German distributor wholly-owned by Roche Diagnostics, filed a declaratory judgment action relating to Italy and Germany in the District Court of Torino, Italy. The Company asked the court to find that (1) the European Patent granted to Unilever is invalid, and (2) the EVATEST(R) product manufactured, distributed and sold by TCPI and the other plaintiffs do not infringe the European Patent (the "Italian Action"). TCPI markets the EVATEST(R) test devices.

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

         On April 20, 2000, Unilever filed a patent infringement action in the Administrative Court of Munich, Germany against TCPI and Roche Diagnostics GmbH alleging infringement of the patent involved in the Italian Action and European Patent Application No. 93108764.7. In this action, Unilever has asked that TCPI and Roche Diagnostics GmbH refrain from offering, having offered, commercializing, having commercialized, using, having

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS (Continued)

used, importing, having imported or possessing analytical test devices that fall under the claims of Unilever's patent and patent application. Proceedings are gong forward. TCPI filed its answer on July 20, 2001 responding to Unilever's unsubstantiated brief.

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

As of June 30, 2001, the investors have converted debentures into 32,222,462 shares of common stock, and presently have $363,053 of convertible debentures outstanding. Based upon the terms of the convertible debentures, as of June 30, 2001 the outstanding convertible debentures would be convertible into 32,415,446 shares of common stock. For additional information related to this transaction, see our Registration Statement on Form S-2 as filed with the SEC.

If and when we exercise our put rights and sell shares of our common stock to Swartz and convertible debentures to GMF, if and to the extent that Swartz sells and GMF converts the debentures and sells the common stock, our common stock price may decrease due to the additional shares in the market. Also, if the investors listed in the securities purchase agreement convert their debentures and sell the common stock, our common stock price may further decrease. If the price of our common stock decreases, and if we decide to exercise our right to put shares to Swartz, we must issue more shares of our common stock for any given dollar amount invested by Swartz. Also, if our common stock price decreases, we must issue more shares of our common stock upon conversion of the convertible debentures we may sell to GMF and the convertible debentures held by the investors listed in the securities purchase

PART II  OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES (Continued)

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

         Proposal #2 of the Proxy Statement is for adoption of proposed Amended and Restated Articles of Incorporation in order to increase the total number of all classes of the Company's capital stock to 275,000,000 shares from 125,000,000; 250,000,000 shares shall have a par value of $.001 and shall be designated Common Stock and 25,000,000 shares shall have a par value of $.001 and shall be designated Preferred Stock. Proposal #3 is for adoption of proposed Amended and Restated Articles of Incorporation to reduce from 60% of the issued and outstanding shares to a majority of the votes cast as the amount of shares required to amend, alter, change or repeal any provision of the Amended and Restated Articles of Incorporation

         The Company will continue to solicit additional proxies in an effort to obtain a sufficient vote to pass Proposals #2 and #3. No assurance can be given that by the adjournment date for this Annual Meeting, sufficient shares will be voted in favor of Proposal #2 to pass such Proposal nor can any assurance be given that TCPI will be able to fund its operations from today, the immediate future or through the adjourned date for resumption of the Annual Meeting. As disclosed in the Company's Definitive Proxy Statement on Form 14-A, TCPI will be unable to adequately fund its operations without approval of Proposal #2. Without approval of Proposal #2, the Company will not have a sufficient amount of common stock to potentially access any capital sources to immediately fund present operations to meet its current obligations. The failure to access or utilize such capital sources in the near future will put TCPI's operations in grave jeopardy. On July 3, 2001, we filed a voluntary petition under Chapter 11 of the US Bankruptcy Code.

         As disclosed in the Company's Annual Report on Form 10-K for the period ending December 31, 2000, the Company has experienced sustained significant operating losses in 2000 and 1999 that have resulted in substantial consumption of the Company's cash reserves. In addition, the Company expects to continue to incur losses and have negative cash flow for the immediate future. The Company is reducing or delaying expenses, reducing or discontinuing some of its operations, seeking accommodations from its creditors and seeking a purchaser of the Company or all or some of its assets. On July 3, 2001, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankuptcy Code. The Company is attempting to address its liquidity concerns through discussions with third parties. Such discussions involve the sale and/or licensing of some or all of the Company's assets. There can be no assurance that the Company will be immediately successful in any of such efforts.

ITEM 5.  OTHER INFORMATION

Acquisition of Certain Business Assets Of Roche Diagnostics

On April 9, 2001, we reached an agreement with Roche Diagnostics GmbH to acquire the European distribution channels, certain trademarks and business assets related to the EVATEST(R) (pregnancy), EVAPLAN(R) (ovulation) and other similar trademarked over-the-counter (OTC) family planning products currently marketed by Roche Diagnostics. Since 1992, we continue to be the exclusive supplier of these OTC family planning products that are distributed on a worldwide basis. We will acquire the European business assets for an undisclosed amount that includes the down payment previously paid to Roche Diagnostics and an additional fixed amount to be funded from a percentage of future sales. Subsequent to our filing of a voluntary petition under Chapter 11 of the US Bankruptcy Code, Roche Diagnostics advised us that it considered the acquisition of the European business assets terminated. We disagree. We were also seeking to acquire the related business assets in South America, but were unable to secure funding to complete that portion of the acquisition. Roche Diagnostics has decided to continue to operate this business in Argentina and Uruguay. We will continue to supply Roche Diagnostics with our family planning products for their distribution in Latin America.

Interim Review by Independent Auditors
The interim financial information contained in this quarterly report for the quarterly period ended June 30, 2001 has not been reviewed by the Company's independent auditors as required by SAS 71. Because utilization of all outside professional services, including those of the Company's outside auditors, are being deferred wherever possible in accordance with management's strict cash conservation programs. These activities are consistent with those described in management's discussion of results of operations in the Liquidity and Capital Resources Section of Item 2 of this Form 10-Q.

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

             15 Incorporated by reference to the Company's Form 10-Q filed on August 15, 2000.

             16 Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-2 filed on July 26, 2000.

             17 Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-2 filed on October 18, 2000.

             18 Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-2 filed on November 1, 2000.

             (b)  Reports on Form 8-K
                  During the quarter ended June 30, 2001, the Company filed reports on Form 8-K on May1, 2001 and on May 15, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TCPI, INC.


Date:  August 14, 2001       By:  /s/ Walter V. Usinowicz, Jr.
                                   ---------------------------------------------
                                      Walter V. Usinowicz, Jr.
                                      Vice President and Chief Financial Officer
                                     (Duly authorized officer and principal
                                      accounting officer)